Form 10QSB
period 2007-06-30
Mondo Acquisition III, Inc.
filed 2007-08-20
CIK 1392446

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52623
(Commission file number)

MONDO ACQUISITION III, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Broadway, 32nd Floor
New York, New York  10006
(Address of principal executive offices)

(212) 930-9700
(Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2007 – 1,000,000 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]   No   []

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

MONDO ACQUISITION III, INC.

2

MONDO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY

- TABLE OF CONTENTS -

Page
Financial Statements:

Condensed Balance Sheets as of June 30, 2007 (unaudited)	F – 2

Statements of Losses for the Three Months and Six Months Ended June 30, 2007 and Period from Inception
(October 30, 2006) through June 30, 2007 (unaudited)	F – 3

Statements of Stockholders’ Equity for the Period from Inception
(October 30, 2006) through June 30, 2007 (unaudited)	F – 4

Statements of Cash Flows for the Six Months Ended June 30, 2007 and Period from Inception
(October 30, 2006) through June 30, 2007 (unaudited)	F – 5

Notes to Financial Statements	F - 6 - F - 9

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSENSED BALANCE SHEET
AS OF JUNE 30, 2007
(unaudited)

June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,500

Total Assets	$17,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued Expenses related to incorporation	$1,493
Total Current Liabilities	1,493

Long Term Liabilities:	-

Total Liabilities	1,493

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of June 30, 2007	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of June 30, 2007	1,000
Additional paid in capital	16,500
Accumulated Deficit during Development Stage	(1,493)

Total Stockholders' Equity	16,007

Total Liabilities and Stockholders' Equity	$17,500

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF LOSSES
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007	For the Period From October 30, 2006 (Date of Inception ) to June 30, 2007

Operating Expenses:
Selling, general and administrative	-	-	$1,493
Net loss	-	-	$(1,493)

Net loss per common share (basic and fully diluted)	$(0.000)	$(0.000)	$(0.001)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2007
 (UNAUDITED)

	Preferred stock		Common stock		Paid-In-	Accumulated Deficit during Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance-October 30, 2006	-	$-		$-	$-	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	16,500	-	17,500
Net loss	-	-	-	-	-	(1,493)	(1,493)
Balance-December 31, 2006	-	-	1,000,000	1,000	16,500	(1,493)	$16,007
Net loss	-	-	-	-	-	-	-
Balance – June 30, 2007	-	-	1,000,000	1,000	16,500	(1,493)	$16,007

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Period From October 30, 2006 (Date of Inception ) to June 30, 2007
Cash Flow from Operating Activities:
Net loss	$-	$(1,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,493

Net Cash Provided By Operating Activities	-	-

Cash Flow from Investing Activities:	-	-

Cash Flow Financing Activities:	-
Proceeds from issuance of common stock to founders	-	17,500
Net Cash Provided By Financing Activities:	-	17,500

Net Increase in Cash and Cash Equivalents	-	17,500
Cash and Cash Equivalents at beginning of period	$17,500	-
Cash and Cash Equivalents at end of period	$17,500	$17,500

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Mondo Acquisition III, Inc. (the “Company”), a wholly owned subsidiary of Mondo Management Corp., was incorporated in the state of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

(b)	Development Stage Company:

The Company is currently a development stage development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Income Taxes:

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

NOTE 2 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements. The Company will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007. The impact of adoption of SFAS No. 157, which may be material, cannot be determined at this time.

MONDO ACQUISITION III, INC.
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONSENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 2 -  RECENT ACCOUNTING PRONOUNCEMENTS:
(Continued):

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged. The Company will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007. The Company is in the process of implementing the provisions of FIN No. 48 for the fiscal year beginning January 1, 2007, but it does not believe the adoption of FIN No. 48 will have a material effect on its consolidated financial statements.

NOTE 3 -  CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is fifty million (50,000,000). These shares shall be divided into two classes with 40,000,000 shares designated as common stock at $.001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On December 8, 2006, the Company issued 1,000,000 shares of Common Stock to Mondo Management Corp. at a purchase price of $.0175 per share, for an aggregate purchase price of $17,500.

  MONDO ACQUISITION III, INC.
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONSENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 4 -  RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 - INCOME TAXES:

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $1,400 which expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is was deemed to be approximately $400. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

Item 2.         Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management,

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

General

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

4

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or our directors have had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 3.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

( b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition III, Inc.

August 20, 2007	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)

6