Form 10QSB
period 2007-09-30
Mondo Acquisition III, Inc.
filed 2007-11-14
CIK 1392446

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
  (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52623
(Commission file number)

MONDO ACQUISITION III, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Broadway, 32 nd Floor
New York, New York  10006
(Address of principal executive offices)

(212) 930-9700
(Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2007 – 1,000,000 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]   No   []

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

MONDO ACQUISITION III, INC.

MONDO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY

- TABLE OF CONTENTS -

Page
Financial Statements:

Condensed Balance Sheets as of September 30, 2007 (unaudited)	F – 2

Statements of Losses for the Three Months and Nine Months Ended September 30, 2007 and Period from Inception
(October 30, 2006) through September 30, 2007 (unaudited)	F – 3

Statements of Stockholders’ Equity for the Period from Inception
(October 30, 2006) through September 30, 2007 (unaudited)	F – 4

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and Period from Inception
(October 30, 2006) through September 30, 2007 (unaudited)	F – 5

Notes to Financial Statements	F - 6 - F - 9

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(unaudited)

September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,500

Total Assets	$17,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued Expenses related to incorporation	$1,493
Accounts Payable	1,296
Total Current Liabilities	2,789

Long Term Liabilities:	-

Total Liabilities	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of September 30, 2007	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of September 30, 2007	1,000
Additional paid in capital	16,500
Accumulated Deficit during Development Stage	(2,789)

Total Stockholders' Equity	14,711

Total Liabilities and Stockholders' Equity	$17,500

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF LOSSES
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007	For the Period From October 30, 2006 (Date of Inception ) to September 30, 2007

Operating Expenses:
Selling, general and administrative	$1,296	$1,296	$2,789
Net loss	$(1,296)	$(1,296)	$(2,789)

Net loss per common share (basic and fully diluted)	$(0.001)	$(0.001)	$(0.001)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007
 (UNAUDITED)

	Preferred stock		Common stock		Paid-In-	Accumulated Deficit during Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance-October 30, 2006	-	$-		$-	$-	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	16,500	-	17,500
Net loss	-	-	-	-	-	(1,493)	(1,493)
Balance-December 31, 2006	-	-	1,000,000	1,000	16,500	(1,493)	$16,007
Accounts Payable	-	-	-	-	-	$(1,296)	$(1,296)
Net loss	-	-	-	-	-	-	-
Balance – September 30, 2007	-	-	1,000,000	1,000	16,500	(2,789)	$14,711

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Period From October 30, 2006 (Date of Inception ) to September 30, 2007
Cash Flow from Operating Activities:
Net loss	$(1,296)	$(2,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,296	2,789

Net Cash Provided By Operating Activities	-	-

Cash Flow from Investing Activities:	-	-

Cash Flow Financing Activities:	-
Proceeds from issuance of common stock to founders	-	17,500
Net Cash Provided By Financing Activities:	-	17,500

Net Increase in Cash and Cash Equivalents	-	17,500
Cash and Cash Equivalents at beginning of period	$17,500	-
Cash and Cash Equivalents at end of period	$17,500	$17,500

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

MONDO ACQUISITION III, INC.
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 -  RECENT ACCOUNTING PRONOUNCEMENTS: (Continued):

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged. The Company will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007. The Company is in the process of implementing the provisions of FIN No. 48 for the fiscal year beginning January 1, 2007, but it does not believe the adoption of FIN No. 48 will have a material effect on its consolidated financial statements.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $1,400 will expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward was deemed to be approximately $400. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

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

 Item 3.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

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

Mondo Acquisition III, Inc.

November 14, 2007	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)