Form 10-Q
period 2008-06-30
Mondo Acquisition III, Inc.
filed 2008-08-13
CIK 1392446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52623
(Commission file number)

MONDO ACQUISITION III, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Broadway, 32 nd Floor
New York, New York  10006
(Address of principal executive offices)

(212) 930-9700
(Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2008 – 1,000,000 shares of common stock

MONDO ACQUISITION III, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements	F-1

	Condensed Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007	F-2

	Condensed Statements of Losses for the three and six months Ended June 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through June 30, 2008 (unaudited)	F-3

	Condensed Statements of Cash Flows for the six months Ended June 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through June 30, 2008 (unaudited)	F-4

	Notes to Condensed Financial Statements (unaudited)	F-5- F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Condensed Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007	F - 2

Condensed Statements of Losses for the three and six months Ended June 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through June 30, 2008 (unaudited)	F - 3

Condensed Statements of Cash Flows for the six months Ended June 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through June 30, 2008 (unaudited)	F - 4

Notes to Condensed Financial Statements (unaudited)	F - 5 - F - 8

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2008

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$16,499	$16,999

Total Assets	$16,499	$16,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$1,493	$1,493
Accounts payable	1,296	1,296
Total Current Liabilities	2,789	2,789

Long Term Liabilities:	-	-

Total Liabilities	2,789	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Additional paid in capital	16,500	16,500
Accumulated deficit during development stage	(3,790)	(3,290)

Total Stockholders' Equity	13,710	14,210

Total Liabilities and Stockholders' Equity	$16,499	$16,999

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

					For the Period
					From October
					30, 2006
	For the Three Months Ended		For the Three Months Ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

Operating Expenses:
Selling, general and administrative expenses	$500	--	$500	$--	$3,790
Net Loss	$(500)	$--	$(500)	$--	$(3,790)

Net loss per common share (basic and diluted)	$(0.001)	$(0.000)	$(0.001)	$(0.000)	$(0.004)
Weighted average number of shares outstanding (basic and diluted)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008
 (UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period From October 30, 2006 (Date of Inception) to June 30, 2008
Cash Flow from Operating Activities:
Net loss	$(500)	$-	$(3,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	2,789

Net Cash Used in Operating Activities	(500)	-	(1,001)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Net Cash Provided By Financing Activities:	-	-	17,500

Net (Decrease) Increase in Cash and Cash Equivalents	(500)		16,499
Cash and Cash Equivalents at beginning of period	16,999	17,500	-
Cash and Cash Equivalents at end of period	$16,499	$17,500	$16,499

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
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

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements for the three and six months ending June 30, 2008.

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
JUNE 30, 2008
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

The Company had 1,000,000 shares of common stock issued and outstanding at June 30, 2008 and June 30, 2007. As of June 30, 2008 and June 30, 2007 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 4 - RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 - INCOME TAXES:

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $3,700 will expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward was deemed to be approximately $900. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management,

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

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

3

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

Net loss for the three and six months ended June 30, 2008 was $500 and $500, respectively, compared to $0 and $0 for the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2008, the Company had cash of $16,499 and working capital of $13,710.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

 As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 ( b) Changes in Internal Controls.

 There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

4

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

Mondo Acquisition III, Inc.

Date: August 12, 2008	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)

6