Form 10-Q
period 2008-09-30
Mondo Acquisition III, Inc.
filed 2008-10-30
CIK 1392446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October  30, 2008 – 1,000,000 shares of common stock

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2008 (unaudited) and December 31, 2007	F-1

	Condensed Statements of Losses for the three and nine months Ended September 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through September 30, 2008 (unaudited)	F-2

	Condensed Statements of Cash Flows for the nine months Ended September 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through September 30, 2008 (unaudited)	F-3

	Notes to Condensed Financial Statements (unaudited)	F-4 - F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2008

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,138	$16,999

Total Assets	$6,138	$16,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$1,493	$1,493
Accounts payable	1,296	1,296
Total Current Liabilities	2,789	2,789

Long Term Liabilities:	-	-

Total Liabilities	2,789	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Additional paid in capital	6,500	16,500
Accumulated deficit during development stage	(4,151)	(3,290)

Total Stockholders' Equity	3,349	14,210

Total Liabilities and Stockholders' Equity	$6,138	$16,999

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

					For the Period From
					October 30, 2006
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		To September 30,
	2008	2007	2008	2007	2008

Operating Expenses:
Selling, general and administrative expenses	$361	$1,296	$861	$1,296	$4,151
Net Loss	$(361)	$(1,296)	$(861)	$(1,296)	$(4,151)

Net loss per common share (basic and diluted)	$(0.000)	$(0.001)	$(0.001)	$(0.001)	$(0.004)
Weighted average number of shares outstanding (basic and diluted)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period From October 30, 2006 (Date of Inception) to September 30, 2008
Cash Flow from Operating Activities:
Net loss	$(861)	$(1,296)	$(4,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,296	2,789

Net Cash Used in Operating Activities	(861)	-	(1,362)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	(10,000)		(10,000)
Net Cash Provided By Financing Activities:	(10,000)	-	7,500

Net (Decrease) Increase in Cash and Cash Equivalents	(10,861)		6,138
Cash and Cash Equivalents at beginning of period	16,999	17,500	-
Cash and Cash Equivalents at end of period	$6,138	$17,500	$6,138

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements for the three and nine months ending September 30, 2008.

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
SEPTEMBER 30, 2008
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

The Company had 1,000,000 shares of common stock issued and outstanding at September 30, 2008 and September 30, 2007. As of September 30, 2008 and September 30, 2007 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 4 - RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 - INCOME TAXES:

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $4,100 will expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward was deemed to be approximately $900. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

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

Net loss for the three and nine months ended September 30, 2008 was $361 and $861, respectively, compared to $1,296 and $1,296 for the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. On September 10, 2008, the Company paid $10,000 to its sole stockholder, which was accounted for as a return of capital. At September 30, 2008, the Company had cash of $6,138 and working capital of $3,349.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition III, Inc.

Date: October 30, 2008	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)