Form 10-Q
period 2009-03-31
Mondo Acquisition III, Inc.
filed 2009-05-14
CIK 1392446

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52621

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2009 – 1,000,000 shares of common stock

MONDO ACQUISITION III, INC.

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF MARCH 31, 2009

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,543	$6,138

Total Assets	$4,543	$6,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$0	$1,493
Accounts payable	0	1,296
Total Current Liabilities	0	2,789

Long Term Liabilities:	-	-

Total Liabilities	0	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Additional paid in capital	6,500	6,500
Accumulated deficit during development stage	(2,957)	(4,151)

Total Stockholders' Equity	4,543	3,349

Total Liabilities and Stockholders' Equity	$4,543	$6,138

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period From October 30, 2006 (Date of Inception ) to March 31, 2009
Revenues: Gain on extinguishment of liability	$1,296	0	1,296

Operating Expenses:
Selling, general and administrative	$102	$0	$4,253
Net income (loss)	$1,194	$0	$(2,957)

Net income (loss) per common share (basic and fully diluted)	$0.001	$0.000	$(0.003)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008

FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009

(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period From October 30, 2006 (Date of Inception) to March 31, 2009
Cash Flow from Operating Activities:
Net income (loss)	$1,194	$0	$(2,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,789	0	-

Net Cash Provided By Operating Activities	(1,595)	0	(2,957)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	-	-	(10,000)
Net Cash Provided By Financing Activities:	-	-	7,500

Net (Decrease) Increase in Cash and Cash Equivalents	(1,595)	0	4,543
Cash and Cash Equivalents at beginning of period	6,138	16,999	-
Cash and Cash Equivalents at end of period	$4,543	$16,999	$4,543

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

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

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the three months ended March 31, 2009.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

MONDO ACQUISITION III, INC.

( DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

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

The Company had 1,000,000 shares of common stock issued and outstanding at March 31, 2009 and March 31, 2008. As of March 31, 2009 and March 31, 2008 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION III, INC.

( DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(unaudited)

NOTE 4 - RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 - INCOME TAXES:

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $3,000 will expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward was deemed to be approximately $900. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

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

Overview

The Company has not realized any revenues from operations since inception (except for a gain on the extinguishment of liability of $1,296), and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period (except for a gain on the extinguishment of liability of $1,196), and it is unlikely the Company will have any future revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net income for the three months ended March 31, 2009 and 2008 was $1,194 and $0, respectively.  Net loss for the period from October 30, 2006 (Date of Inception ) to March 31, 2009 was $2,957.

Liquidity and Capital Resources

The Company will not have any future revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2009, the Company had cash of $4,543 and working capital of $4,543.

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

Not applicable.

Item 4T.  Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition III, Inc.

Date: May 14, 2009	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)