Form 10-Q
period 2009-06-30
Mondo Acquisition III, Inc.
filed 2009-08-12
CIK 1392446

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2009 – 1,000,000 shares of common stock

MONDO ACQUISITION III, INC.

Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Balance Sheet as of June 30, 2009 (unaudited) and December 31, 2008	F-1

	Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008, and From October 30, 2006 (Date of Inception) through June 30, 2009 (unaudited)	F-2

	Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and From October 30, 2006 (Date of Inception) through June 30, 2009 (unaudited)	F-3

	Notes to Condensed Financial Statements (unaudited)	F-4- F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2009

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,543	$6,138

Total Assets	$4,543	$6,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$0	$1,493
Accounts payable	0	1,296
Total Current Liabilities	0	2,789

Long Term Liabilities:	-	-

Total Liabilities	0	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Additional paid in capital	6,500	6,500
Accumulated deficit during development stage	(2,957)	(4,151)

Total Stockholders' Equity	4,543	3,349

Total Liabilities and Stockholders' Equity	$4,543	$6,138

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009

(UNAUDITED)

					For the Period
					From October
					30, 2006
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
Revenues: Gain on extinguishment of liability	$ -	$ -	$ 1,296	$ -	$ 1,296
Operating Expenses:
Selling, general and administrative expenses	-	500	102	500	4,253
Net Income (Loss)	$-	$(500)	$1,194	$(500)	$(2,957)

Net income (loss) per common share (basic and diluted)	$-	$(0.001)	$0.001	$(0.001)	$(0.003)
Weighted average number of shares outstanding (basic and diluted)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2009 AND 2008

FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009

(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period From October 30, 2006 (Date of Inception) to June 30, 2009
Cash Flow from Operating Activities:
Net income (loss)	$1,194	$(500)	$(2,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,789	-	-

Net Cash Provided By Operating Activities	(1,595)	(500)	(2,957)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	-	-	(10,000)
Net Cash Provided By Financing Activities:	-	-	7,500

Net (Decrease) Increase in Cash and Cash Equivalents	(1,595)	(500)	4,543
Cash and Cash Equivalents at beginning of period	6,138	16,999	-
Cash and Cash Equivalents at end of period	$4,543	$16,499	$4,543

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

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

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.   109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the three months ended June 30, 2009.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The Company does not expect the adoption of SFAS No. 167 will have a material effect on its  financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company does not expect the adoption of SFAS No. 140 will have a material effect on its  financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 will have a material effect on its  financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

MONDO ACQUISITION III, INC.

( DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

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

The Company had 1,000,000 shares of common stock issued and outstanding at June 30, 2009 and June 30, 2008. As of June 30, 2009 and June 30, 2008 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION III, INC.

( DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Net income for the three and six months ended June 30, 2009 was $0 and $1,194, respectively, compared to net loss for the three and six months ended June 30, 2008 of $500, respectively.  Net loss for the period from October 30, 2006 (Date of Inception ) to June 30, 2009 was $2,957.

Liquidity and Capital Resources

The Company will not have any future revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2009, the Company had cash of $4,543 and working capital of $4,543.

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

Our registered independent certified public accountants have stated in their report dated March 6, 2009, filed with the Company’s Annual report on form 10-K that the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company’s ability to continue as a going concern.

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

Item 4T.    Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Mondo Acquisition III, Inc.

Date: August 12, 2009	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)