Form 10-Q
period 2009-09-30
Mondo Acquisition III, Inc.
filed 2010-01-05
CIK 1392446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 5, 2010 – 1,000,000 shares of common stock

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2009 (unaudited) and December 31, 2008	F-1

	Condensed Statements of Losses for the three and nine months Ended September 30, 2009 and 2008, and From October 30, 2006 (Date of Inception) through September 30, 2009 (unaudited)	F-2

	Condensed Statements of Cash Flows for the nine months Ended September 30, 2009 and 2008, and From October 30, 2006 (Date of Inception) through September 30, 2009 (unaudited)	F-3

	Notes to Condensed Financial Statements (unaudited)	F-4 - F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2009

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,543	$6,138

Total Assets	$4,543	$6,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$-	$1,493
Accounts payable	-	1,296
Total Current Liabilities	-	2,789

Long Term Liabilities:	-	-

Total Liabilities	-	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of September 30, 2009 and December 31, 2008.	1,000	1,000
Additional paid in capital	6,500	6,500
Accumulated deficit during development stage	(2,957)	(4,151)

Total Stockholders' Equity	4,543	3,349

Total Liabilities and Stockholders' Equity	$4,543	$6,138

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF LOSSES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From October 30, 2006 (Date of Inception) To September 30,
	2009	2008	2009	2008	2009
Revenues:
Gain on extinguishment of liability	-	-	1,296	-	1,296
Operating Expenses:
Selling, general and administrative expenses	$-	$361	$102	$861	$4,253
Net Income (Loss)	$-	$(361)	$1,194	$(861)	$(2,957)

Net income (loss) per common share (basic and diluted)	$0.000	$(0.000)	$0.001	$(0.001)	$(0.003)
Weighted average number of shares outstanding (basic and diluted)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period From October 30, 2006 (Date of Inception) to September 30, 2009
Cash Flow from Operating Activities:
Net income (loss)	$1,194	$(861)	$(2,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,789	-	-

Net Cash Used in Operating Activities	(1,595)	(861)	(2,957)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	-	(10,000)	(10,000)
Net Cash Provided By Financing Activities:	-	(10,000)	7,500

Net (Decrease) Increase in Cash and Cash Equivalents	(1,595)	(10,861)	4,543
Cash and Cash Equivalents at beginning of period	6,138	16,999	-
Cash and Cash Equivalents at end of period	$4,543	$6,138	$4,543

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

(b)

Development Stage Company:

The Company is currently a development stage company under the provisions of FASB ACS 915 Development Stage Entities. All activities of the Company to date relate to its organization, initial funding and share issuances.

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

SEPTEMBER 30, 2009

(unaudited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)

Income Taxes:

The Company has implemented the provisions FASB ASC 740-Income Taxes{Previously Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109)}. SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

In June 2006, the FASB issued FASB ASC 740-10-25- Income Taxes – Overall – Regognition { Previously Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48")}. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements for the three and nine months ending September 30, 2009.

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

NOTE 2 -   RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of October 3, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of July 4, 2009, which had no impact on our results of operations, financial condition or cash flows.

Consolidation— Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing -- Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The Company had 1,000,000 shares of common stock issued and outstanding at September 30, 2009 and September 30, 2008. As of September 30, 2009 and September 30, 2008 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION III, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period (except for a gain on the extinguishment of liability of $1,296), and it is unlikely the Company will have any future revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net income (loss) for the three and nine months ended September 30, 2009 was $0 and $1,194, respectively, compared to ($361) and ($861) for the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources

The Company will not have any future revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At September 30, 2009, the Company had cash of $4,543 and working capital of $4,543.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Mondo Acquisition III, Inc.

Date: January 5, 2010	By:	/s/ Thomas A. Rose
Thomas A. Rose
President (Principal Executive Officer and Principal Financial and Accounting Officer)