Form 10-K
period 2009-12-31
China Sports Holding Co Ltd
filed 2010-05-14
CIK 1392446

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 000-52623

CHINA SPORTS HOLDING COMPANY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Yangdai Village, Chendai County
Jinjiang City, Fujian Province
People’s Republic of China
 (Address of principal executive offices)

+86 (151) 1249-4568
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of April 26, 2010, there are 10,000,000 shares of common stock issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1. BUSINESS.

China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (“we” or the “Company”), through Fujian Jinjiang Hengfeng Shoes & Garments Co., Ltd. (“Hengfeng”), is in the business of designing, manufacturing and selling sports shoes, sportswear and related accessories in the People’s Republic of China (“China” or the “PRC”). Our mission is to become the leading supplier of professional sporting goods in the China market by building on our fully integrated value chain and delivering premium quality products. We generate revenues solely from the sales of sports shoes, sportswear and related accessories in the PRC.

Our Corporate History and Structure

We were incorporated under the laws of the State of Delaware on October 30, 2006. We acquired Kobe Sport (International) Company Limited, a British Virgin Islands company with limited liability (“Kobe Sport”) that is in the business of production and sales of sport shoes, sportswear and accessories in accordance with a Share Exchange Agreement dated February 12, 2010 (the “Exchange Agreement”) by and among the Company, Kobe Sport, and the shareholders of Kobe Sport (the “Kobe Sport Shareholders”). The closing of the transaction (the “Closing”) took place on February 12, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Interests”) of Kobe Sport from the Kobe Sport Shareholders; and the Kobe Sport Shareholders transferred and contributed all of their Interests to us. In exchange, we issued a total of 9,000,000 shares of common stock to the Kobe Sport Shareholders, their designees or assigns, which totals 90% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis as of and immediately after the Closing of the Share Exchange. Following the Share Exchange, there are 10,000,000 shares of common stock issued and outstanding and Kobe Sport became a wholly owned subsidiary of the Company.

Kobe Sport is a holding company and owns a 100% issued and outstanding capital stock of Nam Kwong Trading Company Limited (“Nam Kwong”). Hengfeng is a sino-foreign joint stock limited liability company established in the PRC in 1992. On December 4, 2009, Hengfeng underwent reorganization. Before the reorganization, Hengfeng had been owned as to 94% by Nam Kwong Trading Co., an unincorporated company registered in Hong Kong (“Nam Kwong Unincorporated”) and 6% by Fujian Jinjiang Chenli Yangli Hengfeng Shoe-making Factory, which is a company registered in the PRC (“Fujian Jinjiang”), according to their respective capital contribution. Pursuant to the reorgnization, Nam Kwong Unincorporated transferred the 94% interest in Hengfeng held by it to Nam Kwong. As a result, through Nam Kwong, Kobe owns 94% interest in Hengfeng.

As a further condition of the Share Exchange, Thomas A. Rose and Marc J. Ross resigned as the officers of the Company and Qionglin Lin, Mendoza Anding Lin and Tommy Lo were appointed as the new officers of the Company, effective immediately at the Closing. In addition, Thomas A. Rose, Marc J. Ross and Darrin M. Ocasio have resigned as the directors of the Company and Mendoza Anding Lin, Qionglin Lin and Aling Lin have been appointed as the new directors of the Company upon effectiveness of an information statement required by Rule 14f-1 promulgated under the Exchange Act of 1934 (the “Exchange Act”).

Our organizational structure, was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies. It is reflected in the following chart:

Market Summary

The Chinese Sporting Goods Market

China’s sporting goods market experienced robust growth in recent years, at a compound annual growth rate of 20%. The market is expected to consititue 0.3% of China’s GDP, which is far lower than the 1-3% of developed countries. The 2008 Olympic Games in Beijing has increased the popularity of sports in China. The 2009 East Asian Games in Hong Kong and 2010 Asian Games in Guangzhou will continue to cultivate the Chinese interest in sports. With the rising income levels of Chinese consumers, their expectations of quality and branding also increase.

The high-end sportswear market in China is currently dominated by international brands, such as Nike, Adidas and Puma. The middle/high-class market is dominated by local brands such as Lining, Kangwei, Great, Doublestar and Anta. The entire middle class market is dominated by brands from Jingjiang, such as Xtep, Hongxing Erke and Deerway. The international brands have years of experience in the market, advanced R&D and strong financial support for marketing. On the other hand, the domestic brands that dominant the low-end and middle-class market is following the rapid development of the leading international brands.

Market Trends and Brand Implications

Increased disposable income inspires the pursuit of fashion.

•	Increased purchasing power drives consumption.
•	Increased income has also lead to the increase in leisure time, which has increased the popularity of casual wear.

•	Casual wear has become especially popular among those under 45 years old in China, i.e. the target consumer group for the Kobe brand.
•	The Kobe brand can meet our target consumers’ demand by providing fashionable casual wear.

Rapid increase in demands in the second-and third-tier cities. We focus on the second and third tier cities, because:

•
Compared to first-tier cities, which have already been exploited by major international brands, the second and third-tier cities provide a lot more marketing opportunities for domestic sporting goods brands.

•	At the same time, the income levels in these cities are catching up to that in first-tier cities, which increases demand for sporting goods in these cities.

•	Hengfeng’s franchising business model allows it to cover these target markets quickly.

Products

Hengfeng designs, develops, and manufactures “Kobe” branded shoes, sportswear and accessories in Jinjiang city, Fujian province. The shoes are produced by Hengfeng internally, while the clothes and accessories are outsourced to subcontractors.

The Company incorporates innovate value-adding technology into its products, such as perspiration absorption system, 3D ventilation system and polyurethane anti-crease system to satisfy the demands and taste of target consumers.

The Company holds a valuable chain of 869 stores over the whole country in 2009. The Company targets to increase the number of stores by at least 20% each year within the coming five years, and both the turnover and net profit would be increased in the same line as the number of stores.

Sourcing. All of our sportswear and accessories are produced by our subcontractors. About 44% and 50% of our sports shoes are produced by our subcontractors for the year ended December 31, 2007 and December 31, 2008, respectively. The approximate amount of subcontracted and self-production of each segment are as follows:

	Segments	Subcontracted ($)	Self-production ($)	Total Cost of Sales ($)
For the Year Ended December 31, 2007	Sports wears	8,308,220.65	-	8,308,220.65
	Accessories	1,621,650.52	-	1,621,650.52
	Sports shoes	10,830,679.18	13,745,014.48	24,575,693.66
	Sub-Total	20,760,550.36	13,745,014.48	34,505,564.84

For the Year Ended December 31, 2008	Sports wears	13,159,368.01	-	13,159,368.01
	Accessories	2,193,208.67	-	2,193,208.67
	Sports shoes	15,065,668.75	15,010,725.18	30,076,393.94
	Sub-Total	30,418,245.43	15,010,725.18	45,428,970.61

For the Nine Months Ended September 30, 2009	Sports wears	15,105,609.61	-	15,105,609.61
	Accessories	2,820,805.64	-	2,820,805.64
	Sports shoes	10,540,716.10	13,890,826.81	24,431,542.91
	Sub-Total	28,467,131.35	13,890,826.81	42,357,958.16

We believe that the use of independent contract manufacturers afford us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

In 2009, we subcontracted our sports shoes production to eight (8) main factories in Fujian province in the PRC. They are: Xinli Shoes Co., Ltd. (Jinjiang City), which counted for 19.65％ of the total shoes subcontracted amount in 2009; Liweng Shoes Co., Ltd. (Jinjiang City), 14.08％; Dongzheng Shoes Co., Ltd. (Jinjiang City), 13.69％; Yiming (Jinjiang) Shoes Co., Ltd., 13.02％; Jielongbao Shoes Co., Ltd. (Jinjiang City), 10.51％; Xinqile (Fujian) Shoes Co., Ltd., 10.35％; Meilida Shoes Co., Ltd. (Jinjiang City), 10.04％; and Dingfeng Shoes Co., Ltd. (Jinjiang City), 8.66％. These 8 factories in total counted for 90% of the shoes subcontracted in 2009.

Additionally, the following five (5) subcontractors produced approximately 90% of all our sportswear and accessories. Their names and percentages are: Zifeng Clothing Factory (Banfu Town, Zhongshan City), 30.79％; Qigao Clothing Co., Ltd. (Heshan City), 22.56％; Guhe Clothing Co., Ltd. (Xiamen City), 15.10％; Ouwen Sport Products Co., Ltd. (Guangzhou City), 11.28％; and Quanhuang Clothing & Accessories Co., Ltd. (Shishi City), 10.52％.

Shoe Production

We focus on designing and producing basketball shoes, which count for 35% of our total shoe production for the year ended 2008. In addition, we produce casual shoes, jogging shoes and outdoor sports shoes, including the skiing shoes.

The sole of the basketball shoes was developed and manufactured by the Company which combines latest technology and designs. The sole helps stabilize and protect the joints. The price of the sole is reasonable and very competitive in the industry. It has the following features:

Cushioning Function: The cushioning features are divided into structural and material. Examples of the structural feature include the hive structure and arch structure. Examples of the material feature include the air cushion and shock absorption rubber. The index to evaluate the cushioning function, no matter the material test or human body test, is based on the peak value of the impact force during the vertical counterforce test or the peak value of the negative acceleration. The lower the peak value of the impact force or the negative acceleration, the better the cushioning function the shoe acquires, which will greatly reduce the chance of body injury.

Stabilization Function: The middle and upper parts of the basketball shoes are also the focus of our research and development. Those parts have the functions of stabilizing joints, preventing ankle sprains, protecting the instep as well as the Achilles tendon.

Non-Slip Function: The non-slip function of the soles is also the friction function. The key relies on the width and depth of the sole veins. The change of the vein shapes will increase the friction force of the shoes and accordingly will effectively improve the non-slip function. So far, the “人-shape” vain is still the symbol of the most powerful ground-grasping capacity.

Rebounding Function: The function tests during the R&D process are divided into two categories, (1) Material Test: place the shoes on a test board or ground, and test the shoes itself; (2) Human Body Test: a volunteer will put on the shoes and test the shoes in different phases (walking, running, and vertical jumping). The vertical jumping test reveals that there is no difference in the jumping height with or without the shoes, which demonstrates that the springing capacity required for jumping does not have substantial improvement. We speculate the reason could be resulting from the shoes’ failure to correspond with the human bouncing power.

We also develop and manufacture the rubber sole of the skiing shoes. We apply the country-leading “One-time Rubber Injection” technology which will reduce the cost, improve the physical features and appearance of the product, and save energy consumption by 15%. The Kobe-series products combine both the sport and casual characteristics. Our skiing shoes are designed specifically for skiing and combine a variety of technologies. The main characteristics include: the cushioning function of the sole and the worn-free design of the shoelace. The products adopt special enduring materials on most parts of the shoes to ensure the comfortability.

In addition, our jogging shoes also apply a variety of technologies which greatly reduce its weight and increase its endurance. A series of new technologies are applied in the uppers of the shoes which support the shoe body with the lightest skeleton. The sole and the TPU-tray support the foot arches which together with breathing cannelures prevent the fatigue of the feet after long jogging. The key R&D concept is making the shoe sole as the continuance of the foot. The wearer will barely feel the existence of the shoes when jogging.

Sportswear Production

We focus on tracksuits, basketball wears and t-shirts, which counted for 30%, 25% and 25%, respectively, of our 2009 sportswear production. In addition, we have casual wear collection and a small portion of fashion wear collection.

Our Kobe branded sportswear has its unique features. We selected and purchased raw materials ourselves; fabrics produced by weaving companies in accordance with our requirements on color, function and vain developed by our internal designing departments; as well as, environmentally friendly products produced with Nano Technologies.

Warm-Keeping Feature: Our outdoor sport suits are designed in a way that both keep warm and light and portable. We add special ceramic powders such as chromium oxide, magnesium oxide, zirconium oxide into compound fiber liquids such as polyester fiber. The minor ceramic powder on the Nano-level can absorb visible lights such as sunlight and transfer the lights into heat, and can also reflect the infrared rays produced by human body, which enable the material to acquire superior warm-keeping capacities.  In addition, following the bionics principles, we design the internal structure of the polyester fiber referring to that of the poly bears, which enable the fiber to acquire both lightness and warm-keeping features. On the other hand, manufacturing the suits or fibers into two or three-layer which increase the number of non-circulating layers is also one of the traditional measures to keep warm.

Antibiotic and Antiodour Features: We add antibiotic chemicals into the fiber and make sure they will not be easily worn out. We also make sure the antibiotic chemicals are non-poisonous or little poisonous. In addition, by combining certain chemicals together, we are able to effectively shield the ultraviolet.

Sports Accessories

We mainly produce the following sports accessories: sports bag, wristlet, basketball, travel bag, hat, sport socks, and scarf, etc.

Basketball: our basketballs are manufactured in compliance with International Basketball Association standards and borne our brand name. Advantages include: high-quality inner tube material; special outer skin material, non-slip, enduring, and sweat absorption, etc.

Shields: our designed shields have good flexibility and supporting capacity and equal pressure on specially made Coolprene materials.

Sport & Casual Bags: they are portable, fashionable, humanity designs and structures and have streamlined production techniques. We target customers for use of studying, traveling and outdoor exploring.

Sport & Casual Socks: they have sweat absorption design, streamline production techniques and comprehensive cushion protection.

Production Capacity

We currently have four production lines with a total capacity of 2.4 millions pairs of sports shoes per year. It contributes about 45% - 55% of total sports shoes sold each year. The remaining 45% - 55% of total sports shoes are subcontracted out each year. We plan to set up 6 more production lines in 2010 and increase in total capacity to 6 millions pairs of sports shoes per year. We believe that self-owned production can better control quality than subcontracted.

Raw Materials and Suppliers

Leather, plastic, rubber, thread and other basic components are our main raw materials for the production of shoes. The Company's principal required raw material is quality leather, which it purchases from a selected group of Chinese suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company upon a sole supplier. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier. Alternative sources of supply are believed to be available to the Company.  Our top five (5) raw material suppliers are as below:

Suppliers	Supplied Raw Materials	Percentage of Total Supplied Amount in 2009
Jinjiang Daxin Shoes Co., Ltd.	Leather, plastic, rubber, thread and other basic components	10.34%
Jinjiang Zhongyu Leather & Clothes Co., Ltd.	Leather	9.00%
Jinjiang Libao Industrial Chemicals Co., Ltd.	Chemicals	7.92%
Jinjiang Lianfa Shoes Materials Co., Ltd.	Leather, plastic, rubber, thread and other basic components	7.68%
Quanzhou Baoshu Packing Co., Ltd.	Shoes boxes	7.68%
Total		42.62%

Product Design and Development

Our principal goal in product design is to generate new and exciting sport shoes and sportswear or accessories in all of our product lines with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy, we design most new styles to be fashionable and marketable to the 15 to 24 year-old consumer, while substantially all of our lines appeal to the broader range of 15 to 45 year-old consumers.

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ image.

Our products are designed and developed primarily by our in-house design staff. To promote innovation and brand relevance, we utilize dedicated design teams, who report to our senior design executives and focus on each of the men’s and women’s categories. In addition, we utilize outside design firms on an item-specific basis to supplement our internal design efforts. The design process is extremely collaborative, as members of the design staff frequently meet with the heads of retail, merchandising, sales, production and sourcing to further refine our products to meet the particular needs of the target market.

After a design team arrives at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into our products. These interpretations include variations in product color, material structure and embellishments, which are arrived at after close consultation with our production department. Prototype blueprints and specifications are created and forwarded to our manufacturers for a design prototype. The design prototypes are then sent back to our design teams. Our major retail customers may also review these new design concepts. Customer input not only allows us to measure consumer reaction to the latest designs, but also affords us an opportunity to foster deeper and more collaborative relationships with our customers. We also occasionally order limited production runs that may initially be tested in our concept stores. By working closely with store personnel, we obtain customer feedback that often influences product design and development. Our design teams can easily and quickly modify and refine a design based on customer input.

Quality Control

We believe that quality control is an important and effective means of maintaining the quality and reputation of our products. Our quality control program is designed to ensure that not only finished goods meet our established design specifications, but also that all goods bearing our trademarks meet our standards for quality. Our quality control personnel perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufacturers, our staff is on-site during significant production runs or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.

Sales and Marketing

Sales breakdown: our sports shoes sales counted for 70% and 65% of the total sales in our fiscal year ended December 31, 2007 and 2008. We also estimated that our shoes sales in 2009 will be decreased to 57% of the total sales. In the contrary, our sports wears sales are estimated to be increasing from 25% for the year ended December 31, 2007 to 36% of the total sales in 2009.  The revenue margin in sports shoes is lower than sports wears and sports accessories. The charts of sales breakdown by segment and margin by segment are as below:

Sales and Marketing Strategies

Product Orientation: Middle-ranged priced professional and functional sporting goods with high technical content. The products represent comfort, quality and high sports performance.

Target Consumers: 15-45 year olds: secondary school and university students that have a taste for fashion; middle-aged individuals that have a high purchase power and preference for quality.

Target Market: we mainly focus on second and third-tier cities with trendy consumers and professional athletes.

Expansion of Sales Network: Although international brands such as Nike and Adidas have a high market share, domestic brands are more capable of penetrating into smaller cities and provinces. We plan to expand our sales channel to second and third-tier cities of primary markets, and first and second-tier cities. Therefore, our strategy is to focus on brand promotion in first-tier cities, establish many retail outlets in second-tier cities and open flagship stores in third-tier cities. Below are our different levels of targeted markets:

Area	Primary Market	Secondary Market	Tertiary Market
Northern China	Beijing Tianjin	Hebei Inner Mongolia	Shanxi
Northeast China	Liaoning	Heilongjiang	Jilin
Eastern China	Shanghai Zhejiang	Jiangsu Fujian	Anhui, Shandong Jiangxi
Southern China	Guangdong Hunan	Henan Hubei	Guangxi Zhuang A.R. Hainan
Southwest China	Chongqing Sichuan	Guizhou Yunnan	Tibet
Northwest China	Shaanxi Qinghai	Gansu Ningxia Hui A.R.	Xinjiang Uygur A.R.

The map below shows our sales network and the locations of our franchise stores:

In addition, we also sponsor sports events to gain a higher brand exposure or sponsor gyms, which are a main exercising venue for the target consumer group. The Kobe brand is able to infiltrate the target consumers’ daily lives and hence cultivate brand loyalty. Further, we plan to design a website with a large online media company that represents the unique characteristics of the Kobe brand.

Business Model

Franchising

Franchising is popular among enterprises in the sporting goods industry due to the following advantages: sales staff of franchisees are placed closed to, and hence can influence target consumers; market reaction can be quickly observed; enables refunds and exchange, which improves the brand’s credibility; shortens the period of time for products to be introduced to the market; and Easy to manage, where the sales functions are subcontracted to outsiders.

Hengfeng, as the franchisor, grants the franchisees the right to distribute its products, techniques, and trademarks for a percentage of gross monthly sales. We also provide the franchisees with advertising, staff training and other support services. Franchising standardizes the shop design, product display, products, service, brand image and management.

Self-owned

Self-owned stores have the following advantage: increase in profit margin per item sold for the Company although self owned shops need to take up their owned running costs and increase in time required for the management to run the shops, sales staff of the Company would be closed to customers and react quickly for any change in consumers’ taste.

We do not have any self-owned shops up to date. However, we plan to set up 50 self-owned shops in year 2010 which will increase our revenue 20% per year for coming five years.

Our development plan for the franchising and self-owned stores is as below:

	2009	2010 (e)	2011 (e)	2012 (e)
No. of Franchisees	869	1,243	1,492	1,790
No. of Self-Owned	0	50	60	72
Total	869	1,293	1,552	1,862

Competition

Competition in the sport shoes and sportswear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our sport shoes compete with sports shoes offered by international companies such as Nike, Inc., adidas AG, Puma AG, and New Balance Athletic Shoe, Inc. and PRC companies such as Anta Sports Products Limited, Li Ning Company Limited and Qiaodan (China) Co., Ltd. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in the PRC. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Growth Strategy

We intend to improve our sales network, production capacity, increase our research expenditure and brand promotion of the Kobe brand, a brand that belongs to Fujian Jingjiang Hengfeng Shoes & Garment Co., Ltd., by using the following means:

Expand Sales Network: To provide training, advertising and marketing assistance, and renovation subsidies to franchisees and increase the number of franchisees from 869 in 2009 to 1862 by 2012, representing approximately the rate of 114% within 3 years.

Expand Production Facility: To construct a new factory of 20,000m2 and increase the 4 production lines to 10, which would raise annual production capacity from 2.4 million to 6 million pairs by 2010.

Diversify Products: To diversify products from basketball shoes to other types of shoes and clothes for outdoor activities, and to keep the product mix of 43%: 57% of sports wears and accessories to sports shoes.

IT System Upgrades: Introduce Management Information System (MIS) to efficiently monitor sales and inventory status of various stores and franchisees to conduct sales analysis and forecasts

Research and Development: To improve on existing technology, such as the perspiration absorption system, to increase the competitiveness of Kobe products.

Human Capital: To hire an experienced design team to introduce innovative and Trendy products targeted for consumers’ taste and preference in order to further boost sales.

Intellectual Properties

We own and utilize a variety of trademarks, including the Kobe trademark. We continuously look to increase the number of our trademarks and potential design patents where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the Kobe trademark and other key trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the PRC. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Kobe brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

All products and logos below are protected by patents issued by the Trademark Office State Administration for Industry and Commerce of People’s Republic of China.

Date	Number	Registered Trademark
12/21/1999	1345896	FREE AIR FEET/天足概念
06/14/2000	1408187	KB8Kobe/科比
11/21/2001	1669434	AirŸcarter 新飞人‧卡特
01/16/2004	3740958	(Exhibit ‘a’)
05/08/2004	ZC4052099SL	(Exhibit ‘b’)
06/28/2006	3740959	KB8
06/28/2006	3740970	科比
07/28/2006	3750412	天足概念
08/07/2006	3750413	FREE AIR FEET
01/07/2007	3829504	KOBE8
12/21/2007	ZC3976339SL	KING JAMES
05/16/2008	4185429	科比飞人

Environmental Protection

Compliance with national, provincial or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are or can be regulated or may be deemed hazardous under certain national, provincial or local regulations with respect to the environment. The Company from time to time works with government agencies to resolve cleanup issues at waste sites and other regulatory issues.

Properties

Our corporate headquarter and factory is located at Yangdai Village, Chendai County, Jinjiang City, Fujian Province in the PRC, which consist of an aggregate of approximately 50,000 square meters.  Such facility, which is situated on approximately 7,500 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire in 2057.

Insurance

We have obtained insurance for our properties, including our office building, factory and equipment, etc. for a total of $2,000,000 insured amount, from September 1, 2009 until September 1, 2010, which we renew annually.

Employees

As of the date hereof, we have approximately 1000 full-time employees. The breakdown of our employees by department is:

General and Administration Department	60
Production Department	600
Shoe Sole Department	250
Sales Department	40
Research and Development	50

We have employment agreements with our employees for one-year term which are subject to renew every year. We believe we have good relations with our employees.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

The effects of the recent global economic slowdown may continue to have a negative impact on our business, results of operations or financial condition.

The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items such as footwear and sports wear. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending in the PRC and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. If the global economic slowdown continues for a significant period or continues to worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Our results of operations are cyclical and could be adversely affected by fluctuations in the raw materials such as artificial leather, shoes sole and fabric.

We are largely dependent on the cost and supply of raw materials such as artificial leather, shoes sole and fabric and the selling price of our products, which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	competing demand for the raw materials,

•	environmental and conservation regulations, and

•	economic conditions,

We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all.

Substantially all of our business, assets and operations are located in the PRC.

Substantially all of our business, assets and operations are located in PRC. The economy of PRC differs from the economies of most developed countries in many respects. The economy of PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of PRC, but may have a negative effect on us.

Our management has no experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving the development of an active and liquid trading market for our stock.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the strength of the Kobe brand, and to a lesser degree, the reputation of our fashion brands. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

Our plans to expand our production, to increase research and development and to improve and upgrade our internal control and management system will require capital expenditures in 2010.

Our plans to expand our production, to increase our research and development and to improve and upgrade our internal control and management system will require capital expenditures in 2010. We may also need further funding for working capital, investments, potential acquisitions and research and development and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

We derive all of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of pork products are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

We encounter substantial competition in our business and any failure to compete effectively could adversely affect our results of operations.

Competition in the sport shoes and sportswear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our sport shoes compete with sports shoes offered by international companies such as Nike, Inc., adidas AG, Puma AG, and New Balance Athletic Shoe, Inc. and PRC companies such as Anta Sports Products Limited, Li Ning Company Limited and Qiaodan (China) Co., Ltd. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the sports goods industry may not provide a meaningful basis for evaluating our business. Hengfeng entered into its current line of business “Kobe” branded shoes, sportswear and accessories in 2003, although it is established in 1992. Although its revenues have grown rapidly since its inception, we cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated income growth;

•	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the sportswear industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue at levels we expect.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We cannot assure you that our growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our strategies is to develop self-owned stores. However, many obstacles to entering such new markets exist including, but not limited to, established companies in such existing markets in the PRC. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to expand our production lines and to develop self-owned stores, and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the PRC) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Need for additional employees.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by Qionglin Lin, our General Manager and Director, Mendoza Anding Lin, our President, CEO and Chairman, Tommy Lo, our Chief Executive Officer, and Aling Lin, our Director, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Qionglin Lin, our General Manager and Director, Mendoza Anding Lin, our President, CEO and Chairman, Tommy Lo, our Chief Executive Officer, and Aling Lin, our Director. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

Our ability to compete could be jeopardized ff we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot assure you that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

In addition, the laws of foreign countries where we source and distribute our products may not protect intellectual property rights to the same extent as do the laws of the PRC. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the PRC will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party’s counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark infringement. Continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the PRC, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

Our principal stockholder is able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.

As of the date hereof, Anding Lin, our President, beneficially owned 63% of our outstanding common stock. Mr. Lin may have different interests than our other stockholders, and because he is able to control substantially all matters requiring approval by our stockholders, he may direct the operations of our business in a manner contrary to the interests of our other stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lin also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Lin, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment that has accompanied the country’s rapid economic growth.  In the future, we expect that our operations and properties will be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.  We cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the accelerated filing and internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Commencing with its annual report for the year ending December 31, 2010, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, our independent registered public accounting firm is required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our securities and our ability to secure additional financing as needed.

The transaction involves a reverse merger of a foreign company into a domestic shell company, so that there is no history of compliance with United States securities laws and accounting rules.

In order to be able to comply with United States securities laws, Kobe Sport prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As the Company does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

Risks Relating to the People's Republic of China

Certain political and economic considerations relating to the PRC could adversely affect our company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

Currency conversion could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating company is a FIE to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

Exchange rate volatility could adversely affect our financial condition.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

Since our assets are located in the PRC, any dividends of proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our operating assets are located inside the PRC. Under the laws governing Foreign Invested Enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

It may be difficult to affect service of process and enforcement of legal judgments upon our company and our officers and directors because they reside outside the United States.

As our operations are presently based in the PRC and our director and officer resides in the PRC, service of process on our company and such director and officer may be difficult to effect within the United States. Also, our main assets are located in the PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC Operating Companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits.

Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Risks Relating to Our Securities

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our securities have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration.

Our securities should be considered a long-term, illiquid investment. Our securities have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, our securities are not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC operating subsidiary may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

We may be subject to the penny stock rules which will make our securities more difficult to sell.

If we are able to obtain a listing of our securities on a national securities exchange, we may be subject in the future to the SEC’s “penny stock” rules if our securities sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the  customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

Our securities have not been listed for trading on the OTC Bulletin Board or on any stock exchange and there can be no assurance that there will be a market developed for our securities in the future.

Our securities have not been quoted or listed for trading on the OTC Bulletin Board or on any stock exchange. Although our management will apply to a senior exchange for listing of our securities, there can be no assurance that a public market for our shares will be developed. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Even if a public market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarter and factory is located at Yangdai Village, Chendai County, Jinjiang City, Fujian Province in the PRC, which consist of an aggregate of approximately 50,000 square meters.  Such facility, which is situated on approximately 7,500 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire in 2057.

ITEM 3. LEGAL PROCEEDINGS.

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has not been quoted or listed for trading on the Over-The-Counter Bulletin Board (“OTCBB”) or on any stock exchange and therefore there is no public trading market for our common stock.

Holders

As of the date hereof, there are 10,000,000 shares of common stock issued and outstanding. There are 13 shareholders of our common stock.

Dividend Policy

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2009 and 2008, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Kobe Sport, Nam Kwong and Hengfeng.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this From 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

The Company, operating through its PRC subsidiary, Hengfeng, designs, develops, and manufactures “Kobe” brand shoes, sportswear and accessories in Jinjiang city, Fujian province. Around 50% of the shoes are produced by Hengfeng internally, while the clothes and accessories are outsourced to subcontractors. The Company incorporates innovate value-adding technology into its products, such as perspiration absorption system, 3D ventilation system and polyurethane anti-crease system to satisfy the demands and taste of target consumers. The Company holds a valuable chain of 869 stores over the whole country in 2009. The Company targets to increase the number of stores by at least 20% each year within the coming five years, and both the turnover and net profit would be increased in the same line as the number of stores.

The main focus of the Company is on second and third-tier cities with trendy consumers and professional athletes. The targeted customers are those within 15-45 year olds, who are secondary school and university students that have a taste for fashion and those middle-aged individuals that have a high purchase power and preference for quality. Their products are middle-ranged priced for professionals and functional sporting goods with high technical content.

The principal factor affecting our financial performance is the size of our sales network. The market demand is so material that the increase of the number of sales points within our sales network can proportionally raise up our turnover and net profit. We plan to open more retail shops. They are mainly franchised and only a few to be self owned. Our turnover and net profit can be increased in line of the number of retail shops within our sales network.

RESULTS OF OPERATIONS

Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008

Until December 31, 2009, the Company had not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue had been generated by the Company during such period.

Net income (loss) for the years ended December 31, 2009 and 2008 was $1,194 and ($861).  Net loss for the period from October 30, 2006 (Date of Inception) to December 31, 2009 was $2,957.

LIQUIDITY AND CAPITAL RESOURCES

On August 15, 2008, the Company paid $10,000 to its sole stockholder, which was accounted for as a return of capital. At December 31, 2009, the Company had cash of $4,543 and working capital of $4,543.

The Company’s present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to our reverse acquisition transaction with Kobe Sport, our independent registered public accounting firm was RBSM LLP (“RBSM”), while Kobe Sport’s independent registered public accounting firm was AGCA CPA Limited. On March 1, 2010, in connection with the change in control transaction, our board of directors approved the dismissal of RBSM, as our independent auditor, effective immediately. Concurrent with the decision to dismiss RBSM as our independent auditor, our board of directors elected to appoint AGCA, Inc. (“AGCA”) as our new independent auditor.

RBSM’s reports on the financial statements of the Company for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except, RBSM’s audit reports for the years ended December 31, 2008 and 2007 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the audit and review of the financial statements of the Company through March 1, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with RBSM’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended December 31, 2008 and 2007 and interim unaudited financial statement through March 1, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to March 1, 2010, the Company did not consult with AGCA regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table set forth our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2009.

NAME	AGE	POSITION
Thomas A. Rose	48	President and Director
Marc J. Ross	47	Secretary and Director
Darrin M. Ocasio	39	Director

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

On February 12, 2010, we completed a reverse merger transaction with Kobe Sports in which results change of control of the Company. Specifically, Thomas A. Rose and Marc J. Ross resigned as the officers of the Company and Qionglin Lin, Mendoza Anding Lin and Tommy Lo were appointed as the new officers of the Company, effective immediately at the Closing. In addition, Thomas A. Rose, Marc J. Ross and Darrin M. Ocasio have resigned as the directors of the Company and Mendoza Anding Lin, Qionglin Lin and Aling Lin have been appointed as the new directors of the Company upon effectiveness of an information statement required by Rule 14f-1 promulgated under the Exchange Act of 1934.

The following table sets forth the names, ages, and positions of our current executive officer and director. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Mendoza Anding Lin	33	President, CEO and Chairman
Qionglin Lin	41	General Manager and Director
Aling Lin	23	Director
Wing Sang Tommy Lo	43	Chief Financial Officer
Wenwei Yuan	46	Vice General Manager
Yongchun Lai	30	Finance Manager
Liping Cai	38	Sales & Operation Manager
Mingzhong Lin	42	Product Department Manager
Dong Shen	39	Administration Manager

Mendoza Anding Lin, President, CEO and Chairman

Mr. Lin is the President of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2009. Previously he served as the General Manager of a foreign trade company in Hong Kong from 2001 to 2003. He was also the General Manager of Chaoba Shoe Material Co., Ltd. at Quanzhou City, Fujian Province from 1999 to 2001. Mr. Lin graduated from Huaqiao University (Quanzhou) with a bachelor’s degree in 2000.

Qionglin Lin, General Manager and Director

Mr. Lin is the General Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2003. Mr. Lin served as the General Manager of Hengchao Shoes Co., Ltd. at Quanzhou City, Fujian Province from 2001 to 2003. Before that, he was the factory manager of Hengfeng Shoes Manufacturing Factory from 1990 to 2000. Mr. Lin graduated from Huaqiao University (Quanzhou) with a bachelor’s degree in 1993.

Aling Lin, Board Director

Ms. Lin is a board director and cashier of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2007. She previously served as an account in Heng Feng from 2006 to 2007. Ms. Lin graduated from National Institute of Technology, School of Beijing with a bachelor’s degree in 2007.

Wing Sang Tommy Lo, Chief Financial Officer

Mr. Lo is the Chief Financial Officer of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since November 2009. Before that, he served as the Chief Financial Officer and Vice President in Finance (Group Accounts) and the Group Company Secretary in a Singapore listed company and a Hong Kong listed company respectively. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants, the Institute of Chartered Secretaries and Administrators, the Hong Kong Institute of Company Secretaries and a Certified Public Accountant in Hong Kong. He has more than 20 years experience in accounting. He graduated from City University of Hong Kong with a bachelor’s degree in Accountancy.

Wenwei Yuan, Vice General Manager

Mr. Yuan is the Vice General Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2003. Mr. Yuan served as General Manager of Zhengyi Sporting Products Co., Ltd., a subsidiary of Zhengda Group in Fujian Province from 2000 to 2003. He was also the General Manager of Aolin Champion Sports Ltd. from 1995 to 2000 and a Chinese delegation official of the 12th Federation International Basketball Association from 1993 to 1995. He graduated from Beijing Sport University with a bachelor’s degree in 1988.

Yongchun Lai, Finance Manager

Mr. Lai is the Finance Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2006. Before that, he served as the Financial Manager at Xing Quan Shoes & Plastics Co., Ltd. from 2004 to 2006. He was also an accountant at Heng Chao Shoes Co., Ltd. from 2001 to 2004. He graduated from PLA Military Economics Academy in Wuhan with a bachelor’s degree in 2003.

Liping Cai, Sales & Operation Manager

Ms. Cai is the Sales & Operation Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2007. Ms. Cai was the General Manager in Marketing Development at Anta Sports Co., Ltd. at Jinjiang City, Fujian Province from 1997 to 2007. Before that, she served as the Sales Manager at Zhengda Shoes Co., Ltd. in Quanzhou City, Fujian Province from 1992 to 1997. She graduated from Zhejiang GongShang University with a marketing bachelor’s degree in 1995.

Mingzhong Lin, Product Department Manager

Mr. Lin is the Product Department Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2003. Previously, Mr. Lin served as the Manufacture Manager of Heng Chao Shoes Co., Ltd., at Jinjiang City, Fujian Province from 2001 to 2003. He was also an Assistant Factory Manager at Heng Feng Shoes Manufacturing Factory at Jinjiang City, Fujian Province from 1990 to 2000. He graduated from Liming Vocational University (Quanzhou) with a bachelor’s degree in 1990.

Dong Shen, Administration Manager

Mr. Shen is the Administration Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2004. Previously he served as an Administrative Assistant at Chaoba Shoes Material Co., Ltd. from 1999 to 2004. Mr. Shen graduated from Xihua University with a bachelor’s degree in 1996.

Employment Agreements

We currently do not have employment agreement with any our directors and executive officers.

Family Relationships

Mendoza Anding Lin and Qionglin Lin are brothers. Except as stated above, there are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

Currently we do not have a code of ethics that applies to our officers, employees and directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by the Company, for the year ended December 31, 2009 and 2008.  The table below sets forth the positions and compensations for each officer and director of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Thomas A. Rose, President and Director (1)	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
Marc J. Ross, Secretary and Director (1)	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
Darrin M. Ocasio Director (1)	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
Mendoza Anding Lin, President, CEO & Chairman	2009	$28,907	0	0	0	0	0	0	$28,907
	2008	$26,925	0	0	0	0	0	0	$26,925
Qionglin Lin, General Manager and Director	2009	$30,664	0	0	0	0	0	0	$30,664
	2008	$28,940	0	0	0	0	0	0	$28,940
Aling Lin, Director	2009	$5,397	0	0	0	0	0	0	$5,397
	2008	$0	0	0	0	0	0	0	$0
Wing Sang Tommy Lo, CFO	2009	$0	0	0	0	0	0	0	$0

(1)
On February 12, 2010, Thomas A. Rose and Marc J. Ross resigned as the officers of the Company effective immediately. In addition, Thomas A. Rose, Marc J. Ross and Darrin M. Ocasio have resigned as the directors of the Company effective ten (10) days following the filing and mailing of a Schedule 14f-1.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pre-Share Exchange

The following table sets forth certain information regarding our securities beneficially owned for (i) each stockholder known to be the beneficial owner of more than 5% of the Company’s outstanding shares of commons tock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, on a pro forma basis prior to the Closing of the Share Exchange.

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

Post-Share Exchange

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 10,000,000 shares of common stock issued and outstanding on a fully converted basis as of the date hereof.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Mendoza Anding Lin (4)	6,300,000	63%
Worldluck Holdings Limited (5)	1,800,000	18%
Qionglin Lin	0	0
Aling Lin	0	0
Tommy Lo (6)	0	0
All Executive Officers and Directors as a group (4 persons)	6,300,000	63%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)	Except as otherwise stated, the address is Yangdai Village, Chendai County, Jinjiang City, Fujian Province, People’s Republic of China.

(3)
Applicable percentage of ownership is based on 10,000,000 shares of common stock issued and outstanding after the Share Exchanges. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Common stock subject to securities exercisable for or convertible into common stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Mr. Lin owns 70% of the issued and outstanding shares of Kobe Sport. These 6,300,000 shares were issued to Mr. Lin pursuant to the Exchange Agreement at the closing of the Share Exchange.

(5)
Worldluck Holdings Limited (“Worldluck”) owns 20% of the issued and outstanding shares of Kobe Sport. These 1,800,000 shares were issued to Worldluck pursuant to the Exchange Agreement at the closing of the Share Exchange. Yan Sui William Hui is the sole director of Worldluck and therefore has voting and control power over the shares held by Worldluck.

(6)
Mr. Lo serves as CFO of Hengfeng in connection with the reverse acquisition process pursuant to certain Financial Advisor Agreement between Hengfeng and TimeRich Capital Consulting Limited where Mr. Lo is the Director, dated November 1, 2009. Mr. Lo previously received 100,000 HK dollars as compensation and shall receive certain amount of shares from the public company equal to 700,000 HK dollars.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mondo Acquisition III, Inc. (prior to closing of the reverse acquisition transaction on February 12, 2010)

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

Kobe Sport (International) Company Limited and its subsidiaries

As of December 31, 2009 and 2008, the Company had advances from Fujian Kobe Sports Goods Co., Ltd. (“Fujian Kobe”) for a total of $0 and $399,438, respectively.  Fujian Kobe is owned by Mr. Anding Lin, the President of Hengfeng, who holds 70% of Kobe Sport’s total shares. The above amounts due to related parties were non-interest bearing, unsecured and without fixed repayment date.

As of December 31, 2009, the Company had advances from Mr. Qionglin Lin for a total of $3,148,707.  The above loan is unsecured, bears interest at 10% per annum and is repayable in one lump sum on or before September 22, 2010. The Company recognized interest income of $219,587 on such loan for the year ended December 31, 2009.

Fujian Jinjiang Chenli Yangli Hengfeng Shoe-making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $109,838 and $175,578 as of December 31, 2009 and December 31, 2008, respectively.

Reorganization Related Transactions

Kobe Sport was incorporated with limited liability on September 25, 2009 under the International Business Companies Act in the British Virgin Islands and owns a 100% issued and outstanding capital stock of Nam Kwong. Hengfeng is a sino-foreign joint stock limited liability company established in the PRC. On December 4, 2009, Hengfeng underwent reorganization. Before the reorganization, Hengfeng had been owned as to 94% by Nam Kwong Trading Co. (“Nam Kwong Unincorporated”, an unincorporated company registered in Hong Kong) and 6% by another unrelated minority shareholder, which is a company registered in the PRC, according to their respective capital contribution. Pursuant to the reorgnization, Nam Kwong Unincorporated transferred the 94% interest in Hengfeng held by it to Nam Kwong. As a result, through Nam Kwong, Kobe owns 94% interest in Hengfeng.

Both before and after the reorganization, Nam Kwong Unincorporated, Nam Kwong and Kobe have all been beneficially owned and controlled by Mr. Anding Lin, who is also the President of Hengfeng.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Effective March 1, 2010, we engaged AGCA, Inc. as our independent registered public accounting firm to examine our financial statements for the fiscal year ended December 31, 2009.  RBSM LLP was our independent registered public accounting firm engaged to examine the Company’s financial statements for the fiscal year ended December 31, 2008.

The audit fee of AGCA, Inc. is $10,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2009. RBSM LLP was paid aggregate fees of approximately $1,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

(2) Audit-Related Fee

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fee

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s the board of directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-10 of this report.

Report of Independent Registered Public Accounting Firm— RBSM LLP
Report of Independent Registered Public Accounting Firm— AGCA, Inc.
Balance Sheets
Statements of Income and Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement by and between the Company and Kobe Sport (International) Company Limited, dated February 12, 2010 (Incorporated by reference to exhibit 2.1 on Form 8-K filed on February 12, 2010).

3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form 10-SB filed on May 2, 2007).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form 10-SB filed May 2, 2007).

21.1	List of subsidiaries of the Registrant *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SPORTS HOLDING COMPANY LIMITED

Date: May 14, 2010	By:	/s/ Mendoza Anding Lin
Mendoza Anding Lin
President, Chief Executive Officer and Chairman

Date: May 14, 2010	By:	/s/ Wing Sang Tommy Lo
Wing Sang Tommy Lo
Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mendoza Anding Lin	President, Chief Executive Officer and	May 14, 2010
Mendoza Anding Lin	Chairman

/s/ Wing Sang Tommy Lo	Chief Financial Officer and Principal	May 14, 2010
Wing Sang Tommy Lo	Accounting Officer

/s/ Qionglin Lin	General Manager and Director	May 14, 2010
Qionglin Lin

/s/ Aling Lin	Director	May 14, 2010
Aling Lin

 CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Reports of Independent Registered Certified Public Accounting Firm	F-2 - F-3

Balance Sheet as of December 31, 2009 and 2008	F-4

Statements of Losses for the Years Ended December 31, 2009 and 2008, and From October 30, 2006 (Date of Inception) through December 31, 2009	F-5

Statements of Stockholders’ Equity for the Period from Inception (October 30, 2006) through December 31, 2009	F-6

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and From October 30, 2006 (Date of Inception) through December 31, 2009	F-7

Notes to Financial Statements	F-8 - F-11

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
China Sports Holding Company Limited
formerly known as Mondo Acquisition III, Inc.
61 Broadway, 32 nd Floor
New York, NY 10006

We have audited the accompanying balance sheet of China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (a development stage company) as of December 31, 2008 and the related statements of losses, stockholder’s equity, and cash flows for the year ended December 31, 2008, and for the period October 30, 2006 (date of inception) through December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audit in accordance with the standards of the Public Company Accounting oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (a development stage company) as of December 31, 2008 and the related statements of losses, stockholder’s equity, and cash flows for the year ended December 31, 2008, and for the period October 30, 2006 (date of inception) through December 31, 2008  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 6, 2009

AGCA, Inc. Certified Public Accountants

Member of Alliott Group, a worldwide alliance of independent firms

411 E. Huntington Drive, Suite 308, Arcadia, CA 91006• Website: www.agcacpa.com
• Phone: (626) 446-4000   • Fax: (626) 446-4002• E-mail: info@agcacpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Sports Holding Company Limited (formerly known as Mondo Acquisition III, Inc.)
Jinjiang, China

We have audited the accompanying balance sheet of China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (a development stage company) as of December 31, 2009 and the related statements of losses, stockholders’ equity, and cash flows for the year then ended,.  The financial statements of China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc (a development stage company) as of December 31, 2008 were audited by other auditors whose report dated  March 6, 2009 expressed an unqualified opinion on those statements. China Sports Holding Company Limited is responsible for these financial statements our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (a development stage company) as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AGCA, Inc.
Arcadia, California
May 12, 2010

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET
AS OF DECEMBER 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,543	$6,138

Total Assets	$4,543	$6,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$-	$1,493
Accounts payable	-	1,296
Total Current Liabilities	-	2,789

Long Term Liabilities:	-	-

Total Liabilities	-	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of December 31, 2009 and 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Additional paid in capital	6,500	6,500
Accumulated deficit during development stage	(2,957)	(4,151)

Total Stockholders' Equity	4,543	3,349

Total Liabilities and Stockholders' Equity	$4,543	$6,138

See the accompanying footnotes to audited financial statements

CHINA SPORTS HOLDING COMPANY LIMITED FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period From October 30, 2006 (Date of Inception) to December 31, 2009
Operating Expenses:
Selling, general and administrative	$102	$861	$4,253
(Loss) from Operations:	(102)	(861)	(4,253)

Other Income	1,296	-	1,296

Net Income (Loss)	$1,194	$(861)	$(2,957)

Net loss per common share (basic and fully diluted)	$0.001	$(0.001)	$(0.003)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to audited financial statements

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	Preferred stock		Common stock		Paid-in-	Accumulated deficit during development
	Shares	Amount	Shares	Amount	capital	stage	Total
Balance- October 30, 2006	-	$-		$-	$-	$-	$-

Common stock issued to founders	-	-	1,000,000	1,000	16,500	-	17,500

Net loss	-	-	-	-	-	(1,493)	(1,493)

Balance - December 31, 2006	-	-	1,000,000	1,000	16,500	(1,493)	16,007

Net loss	-	-	-	-	-	(1,797)	(1,797)

Balance -December 31, 2007	-	-	1,000,000	1,000	16,500	(3,290)	14,210

Net loss	-	-	-	-	-	(861)	(861)

Return of capital to founders	-	-	-	-	(10,000)	-	(10,000)

Balance - December 31, 2008	-	$-	1,000,000	$1,000	$6,500	$(4,151)	$3,349

Net Income		-	-	-	-	1,194	1,194

Balance - December 31, 2009	-	$-	1,000,000	$1,000	$6,500	$(2,957)	$4,543

See the accompanying footnotes to audited financial statements

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period From October 30, 2006 (Date of Inception ) to December 31, 2009
Cash Flow from Operating Activities:
Net income (loss)	$1,194	$(861)	$(2,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,789)	-	-

Net Cash Used By Operating Activities	(1,595)	(861)	(2,957)

Cash Flow from Investing Activities:	-	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	-	(10,000)	(10,000)
Net Cash Provided (used) By Financing Activities:	-	(10,000)	7,500

Net (Decrease)/Increase in Cash and Cash Equivalents	(1,595)	(10,861)	4,543
Cash and Cash Equivalents at beginning of period	6,138	16,999	-
Cash and Cash Equivalents at end of period	$4,543	$6,138	$4,543

See the accompanying footnotes to audited financial statements

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (the “Company”), a wholly owned subsidiary of Mondo Management Corp., was incorporated in the state of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

On February 12,  2010, the Company completed a share exchange with Kobe Sport (International) Company Limited (“Kobe Sport”).  As a result of the share exchange, the Company is no longer a shell company and, through its subsidiaries, primarily engages in design, manufacturing and sales of sports shoes, sportswear and related accessories.

On March 12,  2010, the Company received written consents in lieu of a meeting of stockholders from a shareholder holding 6,300,000 voting shares representing approximately 63% of the total voting stock of the Company to amend its Articles of Incorporation to change its name from “Mondo Acquisition III, Inc.” to “China Sports Holding Company Limited”. The change in name became effective on April 20, 2010.

(b)	Development Stage Company:

The Company is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities” (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 7). .  As a result, cumulative amounts for the statements of operations and cash flows are included from the date of inception, October 30, 2006.

On completion of the share exchange with Kobe Sport (International) Company Limited on February 12, 2010, the Company started business in design, manufacturing and sales of sports shoes, sportswear and related accessories.

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

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

The Company has implemented the provisions in accordance with ASC 740 (formerly, SFAS No. 109, Accounting for Income Taxes)   which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

In une 2006, the FASB issued FASB ASC 740-10-25  prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on recognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2009, and 2008.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company had 1,000,000 shares of common stock issued and outstanding at December 31, 2009 and December 31, 2008. As of December 31, 2009 and December 31, 2008 the Company had no preferred stock issued and outstanding.

NOTE 4 - RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 - INCOME TAXES:

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $2,900 will expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward was deemed to be approximately $900. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

CHINA SPORTS HOLDING COMPANY LIMITED
FORMERLY KNOWN AS MONDO ACQUISITION III, INC.
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 - SUBSEQUENT EVENTS:

On February 12, 2010, the Company completed a share exchange with Kobe Sport (International) Company Limited (“Kobe Sport”) pursuant to a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 9,000,000 shares of its common stock, par value $0.001, to the shareholders of Kobe Sport (the “Kobe Sport Shareholders”) in exchange for all the issued and outstanding shares of Kobe Sport (the “Share Exchange”).  As a result of the Share Exchange, Kobe Sport has become the Company’s wholly-owned subsidiary and Kobe Sport Shareholders acquired 90% of the Company’s issued and outstanding stock.  Effective from the share exchange, the Company is no longer a shell company and, through its subsidiaries, primarily engages in design, manufacturing and sales of sports shoes, sportswear and related accessories.  The Share Exchange will be accounted for as a reverse acquisition whereby Kobe Sport is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).

On March 12,  2010, the Company received written consents in lieu of a meeting of stockholders from a shareholder holding 6,300,000 voting shares representing approximately 63% of the total voting stock of the Company to amend its Articles of Incorporation to change its name from “Mondo Acquisition III, Inc.” to “China Sports Holding Company Limited”. The change in name became effective on April 20, 2010.