Form 10-Q
period 2010-03-31
China Sports Holding Co Ltd
filed 2010-05-17
CIK 1392446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA SPORTS HOLDING COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Delaware	000-52623	37-1532843
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Yangdai Village, Chendai County
Jinjiang City, Fujian Province
People’s Republic of China
(Address of principal executive offices) (Zip Code)

+86 (151) 1249-4568
 (Registrant’s telephone number, including area code)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010: 10,000,000 shares of common stock.

CHINA SPORTS HOLDING COMPANY LIMITED

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$15,546,710	$17,387,929
Accounts receivable, net of $nil allowance	13,747,742	22,125,979
Prepaid land use rights – current portion	17,478	17,473
Inventories	1,191,974	1,687,090
Loan due from a related party	3,222,829	3,148,707
Total current assets	33,726,733	44,367,178

OTHER ASSETS
Property, plant and equipment, net	9,619,981	9,837,833
Deposit for land use right	7,324,612	−
Prepaid land use rights – long-term portion	788,612	792,761
Total non-current assets	17,733,205	10,630,594

Total assets	$51,459,938	$54,997,772

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	$1,230,535	$1,354,676
Accounts and notes payables	9,274,870	14,329,705
Other payables and accruals	1,162,372	1,243,656
Income taxes payable	812,121	1,360,954
Total current liabilities	12,479,898	18,288,991

Total liabilities	12,479,898	18,288,991

SHAREHOLDERS' EQUITY Preferred stock, $0.001 par: 10,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, $0.001 par: 40,000,000 shares authorized, 10,000,000 and 9,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	10,000	9,000
Additional paid-in capital	2,402,198	2,399,003
Statutory reserves	2,009,528	2,009,528
Retained earnings	30,530,752	28,409,504
Accumulated other comprehensive income	1,689,011	1,679,219
Total China Sports shareholders' equity	36,641,489	34,506,254

Noncontrolling interests	2,338,551	2,202,527

Total equity	38,980,040	36,708,781

Total liabilities and shareholders' equity	$51,459,938	$54,997,772

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2010	2009

NET REVENUE	$14,799,048	$17,691,411
Cost of sales	(10,582,313)	(12,864,581)

GROSS PROFIT	4,216,735	4,826,830

Operating expenses:
Selling expenses	(732,127)	(569,589)
General and administrative expenses	(542,536)	(498,813)
Total operating expenses	(1,274,663)	(1,068,402)

Income from operations	2,942,072	3,758,428

Other income (expenses):
Interest income	84,778	8,084
Interest expenses	(17,987)	(11)
Total other income (expenses)	66,791	8,073

Income before income taxes	3,008,863	3,766,501
Provision for income taxes	(752,216)	(945,532)

Net income	2,256,647	2,820,969

Income attributable to noncontrolling interests	(135,399)	(169,258)

Net income attributable to China Sports shareholders	$2,121,248	$2,651,711

Other comprehensive income (loss) attributable to China Sports shareholders
Foreign currency translation adjustments	9,792	(4,092)

Comprehensive income attributable to China Sports shareholders	2,131,040	2,647,619

Comprehensive income attributable to noncontrolling interests	136,024	168,996

Total Comprehensive income	$2,267,064	$2,816,615

Earnings per share attributable to China Sports shareholders
Basic	$0.22	$0.29
Diluted	$0.22	$0.29

Weighted average number of shares outstanding
Basic	9,533,333	9,000,000
Diluted	9,533,333	9,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

	Attributable to China Sports shareholders
						Accumulated
			Additional			Other	Non-
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	controlling
	Numberof shares	Amount	Capital	Reserves	Earnings	Income	interests	Total

At January 1, 2010 (Audited)	9,000,000	$9,000	$2,399,003	$2,009,528	$28,409,504	$1,679,219	$2,202,527	$36,708,781

Effect of reverse acquisition (Note 1)	1,000,000	1,000	3,195	-	-	-	-	4,195

Net income	-	-	-	-	2,121,248	-	135,399	2,256,647

Foreign currency translation adjustment	-	-	-	-	-	9,792	625	10,417

At March 31, 2010 (Unaudited)	10,000,000	$10,000	$2,402,198	$2,009,528	$30,530,752	$1,689,011	$2,338,551	$38,980,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,256,647	$2,820,969
Adjustments for:
Interest income receivable on loan due from a related party	(73,240)	-
Depreciation and amortization	224,937	224,210
(Increase) decrease in assets:
Accounts receivable	8,383,659	(694,102)
Other receivables	-	43,887
Inventories	495,542	708,512
Increase (decrease) in liabilities:
Accounts and notes payables	(5,058,378)	(1,061,589)
Other payables and accruals	(81,623)	272,818
Income taxes payable	(549,163)	25,322
Net cash provided by operating activities	5,598,381	2,340,027

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to a related party	-	(2,925,816)
Purchase of property, plant and equipment	-	(203,154)
Payment of deposit for land use right	(7,324,612)	-
Net cash used in investing activities	(7,324,612)	(3,128,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term bank loans	(124,507)	(43,887)
Net cash used in financing activities	(124,507)	(43,887)

Effect of exchange rate changes on cash	9,519	(1,383)

Net decrease in cash and cash equivalents	(1,841,219)	(834,213)

Cash and cash equivalents, beginning of period	17,387,929	7,400,057

Cash and cash equivalents, end of period	$15,546,710	$6,565,844

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$17,986	$129,624
Cash paid for income taxes	$4,314,187	$2,992,639

NONCASH INVESTING AND FINANCING ACTIVITIES
Interest receivable on loan due from a related party	$195,306	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1                                DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

China Sports Holding Company Limited (formerly known as Mondo Acquisition III, Inc., the “Company” or “China Sports”) was incorporated in the State of Delaware on October 30, 2006.  On February 12, 2010, the Company completed a share exchange with Kobe Sport (International) Company Limited (“Kobe Sport”).  As a result of the share exchange, the Company is no longer a shell company and, through its subsidiaries, primarily engages in design, manufacturing and sales of sports shoes, sportswear and related accessories.

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

Corporate organization

As of March 31, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Ownership by the Company	Principal activities

Kobe Sport (International) Company Limited (“Kobe Sport”)	British Virgin Islands September 25, 2009	100%	Intermediate holding company

Nam Kwong Trading Company Limited (“Nam Kwong”)	Hong Kong October 8, 2009	100% (through Kobe Sport)	Intermediate holding company

Fujian Jinjiang Hengfeng Shoes & Garments Co., Ltd. (“Hengfeng”)	People’s Republic of China (“PRC”) March 2, 1992	94% (through Nam Kwong)	Design, manufacturing and sales of sports shoes, sportswear and related accessories

Share Exchange

On February 12, 2010, the Company entered into a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 9,000,000 shares of its common stock, par value $0.001, to the shareholders of Kobe Sport (the “Kobe Sport Shareholders”) in exchange for all the issued and outstanding shares of Kobe Sport (the “Share Exchange”).  As a result of the Share Exchange, Kobe Sport has become the Company’s wholly-owned subsidiary and Kobe Sport Shareholders acquired 90% of the Company’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Anding Lin (the managing director of Kobe Sport and all of its operating subsidiaries, “Mr. Lin”) has been appointed the Chief Executive Officer of the Company.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Kobe Sport is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The financial statements before the date of Share Exchange are those of Kobe Sport with the results of the Company being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

Kobe Sport was incorporated in the British Virgin Islands on September 25, 2009.  On December 4, 2009, pursuant to a restructuring plan set out below, Kobe Sport has become the holding company of a group of companies comprising Nam Kwong, a company incorporated in Hong Kong, which holds 100% equity interests in Hengfeng, a limited liability company organized under the existing laws of PRC.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Reorganization of Hengfeng

Hengfeng is a sino-foreign joint stock limited liability company established in the PRC. On December 4, 2009, Hengfeng underwent a reorganization (“Reorganization”).  Before the Reorganization, Hengfeng had been owned as to 94% by Nam Kwong Trading Co. (“Nam Kwong Unincorporated”, an unincorporated company registered in Hong Kong) and 6% by another unrelated minority shareholder, which is a company registered in the PRC, according to their respective capital contribution. Pursuant to the Reorgnization, Nam Kwong Unincorporated transferred the 94% interest in Hengfeng held by it to Nam Kwong. As a result, through Nam Kwong, Kobe Sport owns 94% interest in Hengfeng.

Both before and after the Reorganization, Nam Kwong Unincorporated, Nam Kwong and Kobe Sport have all been beneficially owned and controlled by Mr. Anding Lin, who is also the managing director of Hengfeng.

The Reorganization has been accounted for as a common control transaction and a recapitalization of Hengfeng with retroactive effect in the accompanying financial statements. The financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the Reorganization had occurred as of the beginning of the earliest period presented in the accompanying financial statements.

NOTE 2   BASIS OF PRESENTATION

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of China Sports and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

As a result of Share Exchange, which has been accounted for as a reverse acquisition using the purchase method of accounting, Kobe Sport (International) Company Limited is deemed to be the accounting acquirer (legal acquiree) and theCompany to be the accounting acquire (legal acquirer). The audited consolidated balance sheet of Kobe Sport (International) Company Limited as of December 31, 2009 has been adopted as comparative figures in these financial statements.

Research and development costs

Research and development costs are expensed as incurred. During the three months ended March 31, 2010 and 2009, research and development costs were $46,142 and $38,999, respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling, general and administrative expense were $673,782 and $526,647 for the three months ended March 31, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the three months ended March 31, 2010 and 2009 were $5,312 and $1,962, respectively.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2   BASIS OF PRESENTATION (CONTINUED)

Foreign currency

The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	March 31, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.8263	US$1=RMB6.8282

Three months ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8269	US$1=RMB6.8357

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share”." FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on February 12, 2010 whereby the 9,000,000 shares of common stock issued by the Company (nominal acquirer) to the shareholders of Kobe Sport (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    BASIS OF PRESENTATION (CONTINUED)

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3    FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivables, advances to suppliers, accounts and notes payables, other payables and accruals and due to related parties approximate their fair values due to their short maturities.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4     ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Accounts receivable	$13,747,742	$22,125,979
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$13,747,742	$22,125,979

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized for the three months ended March 31, 2010.

NOTE 5   INVENTORIES

Inventories by major categories are summarized as follows:
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$455,341	$558,990
Work in progress	337,527	317,072
Finished goods	399,106	811,028

	$1,191,974	$1,687,090

Included in work in progress were inventories of $227,638 and $126,649 as of March 31, 2010 and December 31, 2009, respectively, which were at subcontractors’ locations.

NOTE 6   LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the Company’s buildings and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amount expensed on prepaid land use right for the three months ended March 31, 2010 and 2009 were $4,366 and $5,014, respectively.   As of March 31, 2010, the estimated expense of the prepaid land use rights over each of the next five years will be $17,478 per  annum.

As of March 31, 2010, the deposit for land use rights represented the payment made by Hengfeng to acquire a 50-year right to use a parcel of land pursuant to the land use right transfer agreement between Hengfeng and the PRC local land authority dated January 16, 2010, for a price of $7,324,612. The land will be used for the extension of Hengfeng’s existing factory buildings. As of March 31, 2010, the relevant formalitieswas not completed , hence Hengfeng has not yet obtained the legal title to the land use right.

Land use right with net carrying value of $175,681 and $175,632 as of March 31, 2010 and December 31, 2009, respectively, has been pledged as collateral against the short-term bank loans (see Note 9).

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7     PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Cost:
Buildings	$2,994,155	$2,993,322
Machinery	8,828,278	8,825,821
Office equipment	368,827	368,724

Total cost	12,191,260	12,187,867
Less: Accumulated depreciation	(2,571,279)	(2,350,034)

Net book value	$9,619,981	$9,837,833

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $220,571 and $219,196, respectively.

Buildings with net book value of $987,785 and $998,675 as of March 31, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

NOTE 8     OTHER PAYABLES AND ACCRUALS

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Accrued staff costs and other operating expenses	$291,432	$280,126
Value added tax and other taxes payable	870,940	963,530

	$1,162,372	$1,243,656

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9   SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following loans granted by Industrial Bank Co., Ltd.:

	Annualized interest rate
	March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
Maturity date			Collaterals
	(Unaudited)	(Audited)		(Unaudited)	(Audited)

February 23, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	$175,791	$-
March 4, 2011	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	175,791	-
February 25, 2010	5.31%	5.31%	Guaranteed by a minority shareholder and the general manager of Hengfeng	-	109,838
March 5, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	-	366,129
April 2, 2009, extended to April 2, 2010	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	183,115	183,064
April 10, 2009, extended to April 6, 2010	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	183,115	183,064
April 22, 2009, extended to April 22, 2010	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	190,440	190,387
August 30, 2009 extended to August 26, 2010	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	102,545	102,516
September 26, 2009, extended to September 25, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	109,869	109,839
September 26, 2009, extended to September 25, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	109,869	109,839

				$1,230,535	$1,354,676

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10    STATUTORY RESERVES

In accordance with the PRC Companies Law, Hengfeng, the PRC subsidiary, is required to transfer 10% of its profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and had been required to transfer not less than 5%, as determined by management, of the profits after tax to the public welfare fund. However, the PRC subsidiary is not required to transfer any profit after tax to the statutory surplus reserve only after the accumulated statutory surplus reserves reached 50% of registered capital of the Company’s PRC subsidiaries. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC have no longer been required to transfer any profit to the public welfare fund.  Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve.  The statutory surplus reserve is non-distributable.

NOTE 11  EMPLOYEE BENEFITS

The full-time employees of the Company’s PRC subsidiary are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The Company’s PRC subsidiary is required to accrue for these benefits based on certain fixed percentages of the employees’ salaries in accordance with the relevant regulations and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the statements of income for such employee benefits amounted to $21,835 and $46,750 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 12    INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

China Sports is subject to taxes in the U.S.

Kobe Sport, being incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.

Nam Kwong is subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the years ended December 31, 2010 and 2009.

Hengfeng is subject to PRC income taxes.  On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.  Therefore, Hengfeng has been subject to an EIT rate of 25% on its taxable income for the three months ended March 31, 2010 and 2009.

The Company’s provision for income taxes consisted of:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Current – PRC EIT	$752,216	$945,532
Deferred	-	-

	$752,216	$945,532

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13    RELATED PARTY TRANSACTIONS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Loan due from a related party:
Mr. Qionglin Lin, the general manager of the Company	$3,222,829	$3,148,707

The above loan due from Mr. Qionglin Lin as of March 31, 2010 was unsecured, bearing interest at 10% per annum and was originally repayable in one lump sum on or before September 22, 2010. On April 5, 2010, the Company and Mr. Qionglin Lin entered into a revised scheme of settlement, purusant to which $2,929,845 (i.e. RMB20,000,000) of the loan was repaid to the Company on April 30, 2010 whereas the remaining balance of approximately $292,984 will be repaid on or before May 31, 2010.

The Company recognized interest income of $73,240 and $nil on the loan due from Mr. Qionglin Lin for the three months ended March 31, 2010 and 2009, respectively.

Guarantees for the Company’s loans

Fujian Jinjiang Chenli Yangli Hengfeng Shoe-Making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $175,790 and $109,838 as of March 31, 2010 and December 31, 2009, respectively (See Note 9).

Mr. Qionglin Lin, the general manager of the Company, provided guarantees for the Company’s short-term bank loans of $1,230,535 and $1,354,676 as of March 31, 2010 and December 31, 2009, respectively (See Note 9).

NOTE 14        CERTAIN RISKS AND CONCENTRATIONS

Credit risk

As of March 31, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2010 and 2009, all of the Company’s revenue arose in the PRC.  In addition, all accounts receivable as of March 31, 2010 and December 31, 2009, respectively, were due from customers located in the PRC.

As of March 31, 2010, there was two customers who accounted for 12% and 11% of the accounts receivable of the Company.  As of December 31, 2009, there was one customer who accounted for 11% of the accounts receivable of the Company.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2010 and December 31, 2009.

There were two customers who accounted for 12% and 10% of the Company’s revenue for the three months ended March 31, 2010.  There was one customer who accounted for 12% of the Company’s revenue for the three months ended March 31, 2009.  Except for the afore-mentioned, there was no other single customer who accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2010 or 2009.

Concentration of suppliers

The five largest subcontractors or suppliers accounted for 36.93% and 27.66% of the total value of the Company’s purchases made during the three months ended March 31, 2010 and 2009, respectively, out of which one single subcontractor accounted for 22.3% and 13.5%, respectively. Except for the afore-mentioned, there was no other single subcontractor or supplier who accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2010 or 2009.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14    CERTAIN RISKS AND CONCENTRATIONS (CONTINUED)

Risk arising from operations in China
Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Currency convertibility risk and restriction on net assets
Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form with suppliers’ invoices, shipping documents and signed contracts. These requirements imposed by the PRC government may restrict the ability of the PRC subsidiary to transfer its net assets, representing 100% of the Company’s net assets as of March 31, 2010, to the Company through loans, advances or cash dividends.

NOTE 15  COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2010 are as follows:

(Unaudited)
Payable within:
- reminder of fiscal year ending December 31, 2010	$46,957
- fiscal year ending December 31, 2011	31,305
- fiscal year ending December 31, 2012 and thereafter	-
Total	$78,262

NOTE 16    SEGMENT DATA

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company operates and manages its business as a single segment that includes the design, manufacturing and sales of sports shoes, sportswear and related accessories.

Throughout the three months ended March 31, 2010 and 2009, all of the Company’s revenue was derived from China and all of its long-lived assets were located in China.

The Company’s major product categories are (1) sport shoes, which include casual shoes, basketball shoes, jogging shoes, skate board and other shoes, and (2) sportswear and accessories: sports bag, wristlet, basketball, travel bag, hat, sport socks, and scarf, etc. The following table sets out the analysis of the Company’s revenue by product:

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue from external customers:
Sport shoes	$7,444,205	$10,297,214
Sports accessories	7,354,843	7,394,197
Total	$14,799,048	$17,691,411

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2010 and 2009 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

China Sport Holding Co., Ltd. (the “Company”) was incorporated under the laws of the State of Delaware on October 30, 2006. We, through our PRC subsidiary, design, develop, and manufacture “Kobe” brand shoes, sportswear and accessories in Jinjiang city, Fujian province. Around 50% of the shoes are produced by the Company internally, while the clothes and accessories are outsourced to subcontractors. We incorporate innovated value-added technology into its products, such as perspiration absorption system, 3D ventilation system and polyurethane anti-crease system to satisfy the demands of our target consumers. In 2009, we hold a valuable chain of 869 stores over the whole country. We expect to increase the number of stores by at least 20% each year within the coming five years.

Our main focus is on second and third-tier cities with trendy consumers and professional athletes. Our target customers are those within the age of 15-45 year olds. The majority of our customers are secondary school and university students who have a taste for fashion and middle-aged individuals who have a high purchase power and preference for quality.

The principal factor affecting our financial performance is the size of our sales network. The market demand is so material that the increase of the number of sales points within our sales network can proportionally raise up our turnover and net profit.  Over the next few years we plan to open more retail shops. They are mainly franchised and only a few to be self owned. Our inventory turnover and net profit can increase proportionally to the number of retail shops within our sales network.

Recent Events

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

As a further condition of the Share Exchange, Thomas A. Rose and Marc J. Ross resigned as the officers of the Company and Qionglin Lin, Mendoza Anding Lin and Tommy Lo were appointed as the new officers of the Company, effective immediately at the Closing. In addition, Thomas A. Rose, Marc J. Ross and Darrin M. Ocasio have resigned as the directors of the Company and Mendoza Anding Lin, Qionglin Lin and Aling Lin have been appointed as the new directors of the Company effective on February 26, 2010.

On April 20, 2010, we filed an amendment to our articles of incorporation to change our corporate name from “Mondo Acquisition III, Inc.” to “China Sport Holding Co., Ltd.”

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2010 Compared To the Three Months Ended March 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these unaudited results.

	For the Three Months Ended March 31,
	2010	2009

NET REVENUE	$14,799,048	$17,691,411
Cost of sales	(10,582,313)	(12,864,581)

GROSS PROFIT	4,216,735	4,826,830

Operating expenses:
Selling expenses	(732,127)	(569,589)
General and administrative expenses	(542,536)	(498,813)
Total operating expenses	(1,274,663)	(1,068,402)

Income from operations	2,942,072	3,758,428

Other income (expenses):
Interest income	84,778	8,084
Interest expenses	(17,987)	(11)
Total other income (expenses)	66,791	8,073

Income before income taxes	3,008,863	3,766,501
Provision for income taxes	(752,216)	(945,532)

Net income	2,256,647	2,820,969

Income attributable to noncontrolling interests	(135,399)	(169,258)

Net income attributable to China Sports shareholders	$2,121,248	$2,651,711

Other comprehensive income (loss) attributable to China Sports shareholders
Foreign currency translation adjustments	9,792	(4,092)

Comprehensive income attributable to China Sports shareholders	2,131,040	2,647,619

Comprehensive income attributable to noncontrolling interests	136,024	168,996

Total Comprehensive income	$2,267,064	$2,816,615

Net Revenue:

Net revenue decreased by $2,892,363 or 16.3%, from $17,691,411 for the three months ended March 31, 2009 to $14,799,048 for the three months ended March 31, 2010.  Our overall net revenue decreased because our company executed a major repair and maintenance for all machineries, which led to a temporary stop of production for a certain time period.

Cost of sales:

Cost of sales decreased by $2,282,268, or 17.7%, from $12,864,581 for the three months ended March 31, 2009 to $10,582,313 for the three months ended March 31, 2010.  The decrease in cost of sales is in line of the decrease in revenue as mentioned above.

Gross profit:

Gross profit decreased by $610,095, or 12.6%, from $4,826,830 for the three months ended March 31, 2009 to $4,216,735 for the three months ended March 31, 2010.  The decrease in gross profit is in line of the decrease in revenue as mentioned above. Further, the decrease in material costs during the period under review also slightly raised the gross profit margin. Therefore, the gross profit margin is increased to 28.5% in the period ended March 31, 2010 as compared to the corresponding period of last year.

Operating Expenses:

Operating expenses were $1,274,663 for the three months ended March 31, 2010, compared to $1,068,402 for the three months ended March 31, 2009.  The operating expenses in 2010 was increased by 206,261 or 19.3%, which was mainly due to the increase in advertisement fee of about US$146,456 for the period ended March 31, 2010 as compared to the corresponding period in the last year. They were all used in television, newspaper and magazines.

Income from Operations:

Income from operations was $2,942,072 for the three months ended March 31, 2010, compared to $3,758,428 for the three months ended March 31, 2009.  The decrease of $816,356, or 21.7%, was primarily the result of decreased in gross profit and the increase in operating expenses.

Minority interests

Minority interests were $135,399 for the three months ended March 31, 2010, compared to $169,258 for the three months ended March 31, 2009.  The decrease of $33,859, or 20%, was primarily the result of decreased in income before minority interest. It is calculated as the 6% share of the income before minority interest for the current period.

Net Income:

Net income was US$2,121,248 for the three months ended March 31, 2010, compared to $2,651,711 for the three months ended March 31, 2009, a decrease of $530,463 or 20%.  Our net income decreased because our revenues decreased.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our balance of cash and cash equivalents was $15,546,710, comparing to $17,387,929 as of December 31, 2009. These funds were located in financial institutions located in China.

The primary uses of cash have been for selling and marketing expenses, employee compensation, research and development expenses and working capital. All funds received have been expended in the furtherance of growing the business, establishing brand portfolios, and used for the repayment of loans payable and acquisition payables.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended March 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T . Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Exchange Agreement, on February 12, 2010, we issued 9,000,000 shares of common stock to individuals and entities as designated by the Kobe Sport Shareholders in exchange for 100% of the outstanding shares of Kobe Sport.  Such securities were not registered under the Securities Act.  These securities qualified for exemption under Regulation S and Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

On April 20, 2010, we filed an amendment to our articles of incorporation to change our corporate name from “Mondo Acquisition III, Inc.” to “China Sport Holding Co., Ltd.”

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SPORTS HOLDING COMPANY LIMITED

Date: May 17, 2010	By:	/s/ Mendoza Anding Lin
Mendoza Anding Lin
President, Chief Executive Officer and Chairman

Date: May 17, 2010	By:	/s/ Wing Sang Tommy Lo
Wing Sang Tommy Lo
Chief Financial Officer and Principal Accounting Officer