Form 10-Q
period 2010-06-30
China Sports Holding Co Ltd
filed 2010-08-16
CIK 1392446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010: 10,000,000 shares of common stock.

CHINA SPORTS HOLDING COMPANY LIMITED

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4T.	Controls and Procedures.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	(Removed and Reserved)
Item 5.	Other Information.
Item 6.	Exhibits.

SIGNATURE

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$20,829,938	$17,387,929
Accounts receivable, net of $nil allowance	23,247,091	22,125,979
Prepaid land use rights – current portion	17,569	17,473
Inventories	2,327,682	1,687,090
Loan due from a related party	-	3,148,707
Total current assets	46,422,280	44,367,178

OTHER ASSETS
Property, plant and equipment, net	9,448,505	9,837,833
Deposit for land use right	7,362,794	−
Prepaid land use rights – long-term portion	788,331	792,761
Total non-current assets	17,599,630	10,630,594

Total assets	$64,021,910	$54,997,772

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	$1,236,949	$1,354,676
Accounts and notes payable	14,295,066	14,329,705
Other payables and accruals	2,527,377	1,243,656
Income taxes payable	1,806,105	1,360,954
Total current liabilities	19,865,497	18,288,991

Total liabilities	19,865,497	18,288,991

SHAREHOLDERS' EQUITY Preferred stock, $0.001 par: 10,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, $0.001 par: 40,000,000 shares authorized, 10,000,000 and 9,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	10,000	9,000
Additional paid-in capital	2,402,198	2,399,003
Statutory reserves	2,009,528	2,009,528
Retained earnings	35,182,592	28,409,504
Accumulated other comprehensive income	1,902,962	1,679,219
Total China Sports shareholders' equity	41,507,280	34,506,254

Noncontrolling interests	2,649,133	2,202,527

Total equity	44,156,413	36,708,781

Total liabilities and shareholders' equity	$64,021,910	$54,997,772

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue	$27,568,749	$19,931,420	$42,367,797	$37,622,831

Cost of goods sold	(19,391,793)	(14,242,612)	(29,974,106)	(27,107,193)

Gross profit	8,176,956	5,688,808	12,393,691	10,515,638

Selling expenses	(747,617)	(578,934)	(1,479,744)	(1,148,523)
General and administrative expenses	(760,147)	(478,587)	(1,302,683)	(977,400)

Income from operations	6,669,192	4,631,287	9,611,264	8,389,715
Other income (expenses):
Interest income	16,272	81,790	101,050	89,874
Interest expenses	(16,730)	(39,519)	(34,717)	(39,530)

Total other income (expenses)	(458)	42,271	66,333	50,344

Income before income tax	6,668,734	4,673,558	9,677,597	8,440,059

Provision for income tax	(1,719,968)	(1,168,391)	(2,472,184)	(2,113,923)

Net income	4,948,766	3,505,167	7,205,413	6,326,136

Income attributable to noncontrolling interests	(296,926)	(210,310)	(432,325)	(379,568)

Net income attributable to China Sports shareholders	$4,651,840	$3,294,857	$6,773,088	$5,946,568

Other comprehensive income attributable to China Sports shareholders:
Foreign currency translation adjustment	213,951	13,220	223,743	9,128

Comprehensive income attributable to China Sports Shareholders	$4,865,791	$3,308,077	$6,996,831	$5,955,696

Comprehensive income attributable to noncontrolling interests	310,582	211,154	446,606	380,150

Total comprehensive income	$5,176,373	$3,519,231	$7,443,437	$6,335,846

Earnings per share attributable to China Sports shareholders
Basic	$0.47	$0.37	$0.69	$0.66
Diluted	$0.47	$0.37	$0.69	$0.66

Weighted average number of shares outstanding
Basic	10,000,000	9,000,000	9,767,956	9,000,000
Diluted	10,000,000	9,000,000	9,767,956	9,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

	Attributable to China Sports shareholders

						Accumulated
	Common Stock		Additional			Other	Non-
	Number of shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	controlling interests	Total

At January 1, 2010	9,000,000	$9,000	$2,399,003	$2,009,528	$28,409,504	$1,679,219	$2,202,527	$36,708,781

Effect of reverse acquisition (Note 1)	1,000,000	1,000	3,195	-	-	-	-	4,195

Net income	-	-	-	-	6,773,088	-	432,325	7,205,413

Foreign currency translation adjustment	-	-	-	-	-	223,743	14,281	238,024

At June 30, 2010 (Unaudited)	10,000,000	$10,000	$2,402,198	$2,009,528	$35,182,592	$1,902,962	$2,649,133	$44,156,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,205,413	$6,326,136
Adjustments for:
Interest income receivable on loan due from a related party	(73,276)	(73,176)
Depreciation and amortization	449,986	451,393
(Increase) decrease in assets:
Accounts receivable	(994,806)	(2,473,283)
Other receivables	-	83,421
Inventories	(628,309)	1,771,142
Increase (decrease) in liabilities:
Accounts and notes payable	(112,805)	(1,088,408)
Other payables and accruals	1,270,791	1,355,232
Income taxes payable	435,585	247,390
Net cash provided by operating activities	7,552,579	6,599,847

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment by (loan to) a related party	3,224,152	(2,927,058)
Purchase of property, plant and equipment	-	(203,240)
Payment of deposit for land use right	(7,362,794)	-
Net cash used in investing activities	(4,138,642)	(3,130,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term bank loans	(124,570)	-
Net cash used in financing activities	(124,570)	-

Foreign currency translation adjustment	152,642	3,383

Net increase in cash and cash equivalents	3,442,009	3,472,932

Cash and cash equivalents, beginning of period	17,387,929	7,400,057

Cash and cash equivalents, end of period	$20,829,938	$10,872,989

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$34,717	$39,530
Cash paid for income taxes	$2,037,215	$1,866,533

NONCASH INVESTING AND FINANCING ACTIVITIES
Interest receivable on loan due from a related party	$-	73,176

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

Corporate organization

As of June 30, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Ownership by the Company	Principal activities

Kobe Sport (International) Company Limited (“Kobe Sport”)	British Virgin Islands September 25, 2009	100%	Intermediate holding company

Nam Kwong Trading Company Limited (“Nam Kwong”)	Hong Kong October 8, 2009	100% (through Kobe Sport)	Intermediate holding company

Kobe Brand and Properties Management Company Limited (“Kobe Brand”)	Hong Kong April 26, 2010	100% (through Kobe Sport)	Intermediate holding company

Fujian Jinjiang Hengfeng Shoes & Garments Co., Ltd. (“Hengfeng”)	People’s Republic of China (“PRC”) March 2, 1992	94% (through Nam Kwong)	Design, manufacturing and sales of sports shoes, sportswear and related accessories

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

Kobe Brand was incorporated in Hong Kong by Kobe Sport on April 26, 2010.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Reorganization of Hengfeng

Hengfeng is a sino-foreign joint stock limited liability company established in the PRC. On December 4, 2009, Hengfeng underwent a reorganization (“Reorganization”).  Before the Reorganization, Hengfeng had been owned as to 94% by Nam Kwong Trading Co. (“Nam Kwong Unincorporated”, an unincorporated company registered in Hong Kong) and 6% by another unrelated minority shareholder, which is a company registered in the PRC, according to their respective capital contribution. Pursuant to the Reorganization, Nam Kwong Unincorporated transferred the 94% interest in Hengfeng held by it to Nam Kwong. As a result, through Nam Kwong, Kobe Sport owns a 94% interest in Hengfeng.

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

NOTE 2    SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of China Sports and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

As a result of Share Exchange, which has been accounted for as a reverse acquisition using the purchase method of accounting, Kobe Sport (International) Company Limited is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquire (legal acquirer). The audited condensed consolidated balance sheet of Kobe Sport (International) Company Limited as of December 31, 2009 has been adopted as comparative figures in these financial statements.

Research and development costs

Research and development costs are expensed as incurred. During the six months ended June 30, 2010 and 2009, research and development costs were $96,733 and $79,088 respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling, general and administrative expense were $1,355,944 and $1,053,741 for the six months ended June 30, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the six months ended June 30, 2010 and 2009 were $17,590 and $5,380, respectively.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7909	US$1=RMB6.8282

	Three months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8235	US$1=RMB 6.8299

	Six months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8252	US$1=RMB6.8328

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

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

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

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivables, accounts and notes payables, other payables and accruals and due from related parties approximate their fair values due to their short maturities.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	June 30,	December 31,
	2010	2009
	(Unaudited)

Accounts receivable	$23,247,091	$22,125,979
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$23,247,091	$22,125,979

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized for the six months ended June 30, 2010.

NOTE 5    INVENTORIES

Inventories by major categories are summarized as follows:
	June 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$665,255	$558,990
Work in progress	848,990	317,072
Finished goods	813,437	811,028

	$2,327,682	$1,687,090

Included in work in progress were inventories of $366,938 and $126,649 as of June 30, 2010 and December 31, 2009, respectively, which were at subcontractors’ locations.

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

The amount expensed on prepaid land use rights for the six months ended June 30, 2010 and 2009 were $8,740 and $10,003, respectively.   As of June 30, 2010, the estimated expense of the prepaid land use rights over each of the next five years will be $17,569 per annum.

As of June 30, 2010, the deposit for land use rights represented the payment made by Hengfeng to acquire a 50-year right to use a parcel of land pursuant to the land use rights transfer agreement between Hengfeng and the PRC local land authority dated January 16, 2010, for a price of $7,324,612. The land will be used for the extension of Hengfeng’s existing factory buildings. As of June 30, 2010, the relevant formalities were not completed, hence Hengfeng has not yet obtained the legal title to the land use rights.

Land use rights with net carrying value of $176,597 and $175,632 as of June 30, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2010	2009
	(Unaudited)
Cost:
Buildings	$3,009,763	$2,993,322
Machinery	8,874,298	8,825,821
Office equipment	370,749	368,724

Total cost	12,254,810	12,187,867
Less: Accumulated depreciation	(2,806,305)	(2,350,034)

Net book value	$9,448,505	$9,837,833

Depreciation expense for the six months ended June 30, 2010 and 2009 was $441,246 and $441,390, respectively.

Buildings with net book value of $992,934 and $998,675 as of June 30, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

NOTE 8	OTHER PAYABLES AND ACCRUALS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Accrued staff costs and other operating expenses	$474,428	$280,126
Value added tax and other taxes payable	1,404,495	963,530
Accrued expenses	648,454	-

	$2,527,377	$1,243,656

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9                      SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following loans granted by Industrial Bank Co., Ltd.:

	Annualized interest rate
	June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
Maturity date			Collateral
	(Unaudited)			(Unaudited)

February 23, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	$176,706	$-
March 4, 2011	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	176,707	-
February 25, 2010	5.31%	5.31%	Guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	-	109,838
March 5, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	-	366,129
April 2, 2010, extended to March 31, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	184,070	183,064
April 10, 2010, extended to March 31, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	184,070	183,064
April 22, 2010, extended to April 19, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	191,433	190,387
August 30, 2009 extended to August 26, 2010	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	103,079	102,516
September 26, 2009, extended to September 25, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	110,442	109,839
September 26, 2009, extended to September 25, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	110,442	109,839

				$1,236,949	$1,354,676

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

NOTE 11    EMPLOYEE BENEFITS

The full-time employees of the Company’s PRC subsidiary are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The Company’s PRC subsidiary is required to accrue for these benefits based on certain fixed percentages of the employees’ salaries in accordance with the relevant regulations and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the statements of income for such employee benefits amounted to $57,783 and $96,247 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 12    INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

China Sports is subject to taxes in the U.S.

Kobe Sport, being incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.

Nam Kwong and Kobe Brand are subject to Hong Kong income tax on their taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the years ended December 31, 2010 and 2009.

Hengfeng is subject to PRC income taxes.  On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.  Therefore, Hengfeng has been subject to an EIT rate of 25% on its taxable income for the six months ended June 30, 2010 and 2009.

The Company’s provision for income taxes consisted of:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$1,719,968	$1,168,391	$2,472,184	$2,113,923
Deferred	-	-	-	-

	$1,719,968	$1,168,391	$2,472,184	$2,113,923

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13    EARNINGS PER SHARE

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income available to common shareholders – Basic and diluted	$4,651,840	$3,294,857	$6,773,088	$5,946,136

Weighted average number of shares – Basic and diluted	10,000,000	9,000,000	9,767,956	9,000,000

Earnings per share – Basic and diluted	$0.47	$0.37	$0.69	$0.66

All per share date including earnings per share has been retrospectively restated to reflect the reverse acquisition on February 12, 2010 whereby the 9,000,000 shares of the common stock issued by the Company (nominal acquirer) to the shareholders of Kobe Sport (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition.  For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during the period.

NOTE 14    RELATED PARTY TRANSACTIONS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Loan due from a related party:
Mr. Qionglin Lin, the general manager of the Company	$-	$3,148,707

The above loan due from Mr. Qionglin Lin as of December 31, 2009 was unsecured, bearing interest at 10% per annum and was originally repayable in one lump sum on or before September 22, 2010. On April 5, 2010, the Company and Mr. Qionglin Lin entered into a revised scheme of settlement, pursuant to which $2,929,845 (i.e. RMB20,000,000) of the loan was repaid to the Company on April 30, 2010 and whereas the remaining balance of approximately $292,984 was repaid before  May 31, 2010.

The Company recognized interest income of $73,276 and $73,176 on the loan due from Mr. Qionglin Lin for the six months ended June 30, 2010 and 2009, respectively.

Guarantees for the Company’s loans

Fujian Jinjiang Chenli Yangli Hengfeng Shoe-Making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $176,706 and $109,838 as of June 30, 2010 and December 31, 2009, respectively (See Note 9).

Mr. Qionglin Lin, the general manager of the Company, provided guarantees for the Company’s short-term bank loans of $1,236,949 and $1,354,676 as of June 30, 2010 and December 31, 2009, respectively (See Note 9).

NOTE 15	CERTAIN RISKS AND CONCENTRATIONS

Credit risk

As of June 30, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2010 and 2009, all of the Company’s revenue arose in the PRC.  In addition, all accounts receivable as of June 30, 2010 and December 31, 2009, respectively, were due from customers located in the PRC.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15	CERTAIN RISKS AND CONCENTRATIONS (CONTINUED)

Credit risk (continued)

As of June 30, 2010, there was no customer who accounted for 10% or more of the accounts receivable of the Company.  As of December 31, 2009, there was one customer who accounted for 11% of the accounts receivable of the Company.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2009.

There were no customers who accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2010.  There was one customer who accounted for 12% of the Company’s revenue for the six months ended June 30, 2009.  Except for the afore-mentioned, there was no other single customer who accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2009.

Concentration of suppliers
There was one supplier who accounted for 13.37% and 15.34% of the total value of the Company’s purchases made during the six months ended June 30, 2010 and 2009, respectively. Except for the afore-mentioned, there was no other single subcontractor or supplier who accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2010 or 2009.

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

Currency convertibility risk and restriction on net assets
Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form with suppliers’ invoices, shipping documents and signed contracts. These requirements imposed by the PRC government may restrict the ability of the PRC subsidiary to transfer its net assets, representing 100% of the Company’s net assets as of June 30, 2010, to the Company through loans, advances or cash dividends.

NOTE 16    COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2010 are as follows:

(Unaudited)
Payable within:
- remainder of fiscal year ending December 31, 2010	$31,468
- fiscal year ending December 31, 2011	31,468
- fiscal year ending December 31, 2012 and thereafter	-
Total	$62,936

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17    SEGMENT DATA

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company operates and manages its business as a single segment that includes the design, manufacturing and sales of sports shoes, sportswear and related accessories.

Throughout the six months ended June 30, 2010 and 2009, all of the Company’s revenue was derived from China and all of its long-lived assets were located in China.

The Company’s major product categories are (1) sports shoes, which include casual shoes, basketball shoes, jogging shoes, skate board and other shoes, and (2) sportswear and accessories: sports bag, wristlet, basketball, travel bag, hat, sport socks, and scarf, etc. The following table sets out the analysis of the Company’s revenue by product:

	For the Three months Ended		For the Six months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from external customers:
Sports shoes	$17,112,339	$11,681,993	$24,556,544	$21,979,207
Sports accessories	10,456,410	8,249,427	17,811,253	15,643,624
Total	$27,568,749	$19,931,420	$42,367,797	$37,622,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2010 and 2009 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

China Sports Holding Co., Ltd. (“we,” “us” or the “Company”) was incorporated under the laws of the State of Delaware on October 30, 2006.  On February 12, 2010, we acquired Kobe Sport (International) Company Limited (“Kobe Sport”), a British Virgin Islands company with limited liability (“Kobe Sport”), that is in the business of production and sales of sports shoes, sportswear and accessories, in accordance with a share exchange agreement by and among the Company, Kobe Sport, and the shareholders of Kobe Sport. On the closing date, pursuant to the terms of the share exchange agreement, we acquired all of the outstanding shares of Kobe Sport from the Kobe Sport shareholders; and the Kobe Sport shareholders transferred and contributed all of their interests to us. In exchange, we issued a total of 9,000,000 shares of common stock to the Kobe Sport shareholders, their designees or assigns, which totals 90% of the issued and outstanding shares of common stock of us on a fully-diluted basis as of and immediately after the closing of the transaction. Following the transaction, Kobe Sport became our wholly owned subsidiary.

Kobe Sport is a holding company and owns 100% issued and outstanding capital stock of Nam Kwong Trading Company Limited (“Nam Kwong”).  Through Nam Kwong, the Company owns 94% interest in Fujian Jinjiang Hengfeng Shoes & Garments Co., Ltd., a sino-foreign joint stock limited liability company established in the PRC.

On April 20, 2010, we filed an amendment to our articles of incorporation to change our corporate name from “Mondo Acquisition III, Inc.” to “China Sport Holding Co., Ltd.”

Through our PRC subsidiary, we design, develop, and manufacture “Kobe” brand shoes, sportswear and accessories in Jinjiang city, Fujian province. Around 50% of the shoes are produced by the Company internally, while the clothes and accessories are outsourced to subcontractors. We incorporate innovated value-added technology into our products, such as perspiration absorption system, 3D ventilation system and polyurethane anti-crease system to satisfy the demands of our target consumers. In 2009, we held a valuable chain of 869 stores over the whole country. We expect to increase the number of stores by at least 20% each year within the coming five years.

Our main focus is on second and third-tier cities with trendy consumers and professional athletes. Our target customers are those within the age of 15-45 year olds. The majority of our customers are secondary school and university students who have a taste for fashion and middle-aged individuals who have a high purchase power and preference for quality.

We had 41 distributors who operated 800 retail shops as of June 30, 2009.  As of June 30, 2010, our distributors operated 952 retail shops.  We believe that an increase of the number of sales points within our sales network will continue to  proportionally raise our turnover and net profit.  Therefore, over the next few years our distributors will continue to open more retail shops.

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on these results.

	For the Three Months
	Ended June 30,
	2010	2009

Revenue	$27,568,749	$19,931,420

Cost of goods sold	(19,391,793)	(14,242,612)

Gross profit	8,176,956	5,688,808

Selling expenses	(747,617)	(578,934)
General and administrative expenses	(760,147)	(478,587)

Income from operations	6,669,192	4,631,287

Other income (expenses):
Interest income	16,272	81,790
Interest expenses	(16,730)	(39,519)

Total other income (expenses)	(458)	42,271

Income before income tax	6,668,734	4,673,558

Provision for income tax	(1,719,968)	(1,168,391)

Net income	4,948,766	3,505,167

Income attributable to noncontrolling interests	(296,926)	(210,310)

Net income attributable to China Sports shareholders	$4,651,840	$3,294,857

Other comprehensive income attributable to China Sports shareholders:
Foreign currency translation adjustment	213,951	13,220

Comprehensive income attributable to China Sports Shareholders	$4,865,791	$3,308,077

Comprehensive income attributable to noncontrolling interests	310,582	211,154

Total Comprehensive income	$5,176,373	$3,519,231

Net Revenue:

Our major product categories are (1) sports shoes, which include casual shoes, basketball shoes, jogging shoes, skate board and other shoes, and (2) sportswear and accessories: sports bag, wristlet, basketball, travel bag, hat, sport socks, and scarf, etc.

Net revenue increased by $7,637,329 or 38%, from $19,931,420 for the three months ended June 30, 2009 to $27,568,479 for the three months ended June 30, 2010.  Our overall net revenue increased primarily because: 1) the number of retail shops operated by our distributors increased from 800 as of June 30, 2009 to 952 as of June 30, 2010 and 2) the sales increase of skate board shoes for the three months ended June 30, 2010.  The sales quantity of skate board shoes  increased from 500,636 pairs in the three months ended June 30, 2009 to 768,855 pairs in the same period of 2010.  Meanwhile, the unit price of skate board rose from RMB64/pair in 2009 to RMB67/pair in 2010.

Cost of sales:

Cost of sales increased by $5,149,181, or 36%, from $14,242,612 for the three months ended June 30, 2009 to $19,391,793 for the three months ended June 30, 2010.  The percentage increase in cost of sales is in line with the increase in revenue as mentioned above.

Gross profit:

Gross profit increased by $2,488,148, or 44%, from $5,688,808 for the three months ended June 30, 2009 to $8,176,956 for the three months ended June 30, 2010.  The percentage increase in gross profit is in line with the increase in revenue as mentioned above. The gross profit margin for the three months ended June 30, 2010 was about 30%, which was slightly higher than 29% for the three months ended June 30, 2009.

Selling expenses:

Selling expenses were $578,934 for the three months ended June 30, 2009, compared to $747,617 for the three months ended June 30, 2010.  The percentage increase in the selling expenses for the three months ended June 30, 2010 was 29% as compared to the three months ended June 30, 2009.

The selling expenses include salaries, shipping expenses, travelling expenses and advertising cost for products. In order to increase the market share, we carried out more advertising activities in 2010, which caused our advertisement expenditures to increase by $154,576 for the three months ended June 30, 2010.

Administrative expenses

Administrative expenses for the three months ended June 30, 2010 and 2009 were $760,147 and $478,587 respectively. The increase of administrative expenses was due to $227,156 of plant and equipment maintenance expenditures in June 2010.

Income from Operations:

Income from operations was $4,631,287 for the three months ended June 30, 2009, compared to $6,669,192 for the three months ended June 30, 2010.  The increase of $2,037,905 or 44% was primarily the result of the increase in gross profit.

Provision for income tax

Income tax increased by $551,577 to $1,719,968 for the three months ended June 30, 2010 from $1,168,391 for the same period in 2009.  We paid more tax in 2010 because of the increase in sales and taxable income.

Net Income

Net income increased by $1,443,599, or 41.18% to $4,948,766 for the three months ended June 30, 2010 from $3,505,167 for the same period of 2009, as a result of the factors described above.

Income attributable to noncontrolling interests

“Income attributable to noncontrolling interests” was $210,310 for the three months ended June 30, 2009, compared to $296,926 for the three months ended June 30, 2010.  The increase of $86,616, or 41%, was primarily the result of the increase in income before “Income attributable to noncontrolling interests” (or, “Net income”). It is calculated as the 6% share of the income before “Income attributable to noncontrolling interests” for the current period ended June 30, 2010.

Net income attributable to China Sports shareholders

“Net income attributable to China Sports shareholders” was $3,294,857 for the three months ended June 30, 2009, compared to $4,651,840 for the three months ended June 30, 2010, an increase of $1,356,983 or 41%.  Our net income increased based on the increase in our revenues.

Results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on these results.

	For the Six Months
	Ended June 30,
	2010	2009

Revenue	$42,367,797	$37,622,831

Cost of goods sold	(29,974,106)	(27,107,193)

Gross profit	12,393,691	10,515,638

Selling expenses	(1,479,744)	(1,148,523)
General and administrative expenses	(1,302,683)	(977,400)

Income from operations	9,611,264	8,389,715

Other income (expenses):
Interest income	101,050	89,874
Interest expenses	(34,717)	(39,530)

Total other income (expenses)	66,333	50,344

Income before income tax	9,677,597	8,440,059

Provision for income tax	(2,472,184)	(2,113,923)

Net income	7,205,413	6,326,136

Income attributable to noncontrolling interests	(432,325)	(379,568)

Net income attributable to China Sports shareholders	$6,773,088	$5,946,568

Other comprehensive income attributable to China Sports shareholders:
Foreign currency translation adjustment	223,743	9,128

Comprehensive income attributable to China Sports Shareholders	$6,996,831	$5,955,696

Comprehensive income attributable to noncontrolling interests	446,606	380,150

Total Comprehensive income	$7,443,437	$6,335,846

Net Revenue:

Net revenue increased by $4,744,966 or 13%, from $37,622,831 for the six months ended June 30, 2009 to $42,367,797 for the six months ended June 30, 2010.  Our overall net revenue increased primarily because: 1) the number of retail shops operated by our distributors increased from 800 as of June 30, 2009 to 952 as of June 30, 2010 and  2) the sales increase of skate board shoes for the six months ended June 30, 2010.  The sales quantity of skate board shoes  increased from 949,555 pairs in the six months ended June 30, 2009 to 1,097,562  pairs in the same period of 2010.  Meanwhile, the unit price of skate board shoes rose from RMB64/pair in 2009 to RMB67/pair in 2010.

Cost of sales:

Cost of sales increased by $2,866,913, or 11%, from $27,107,193 for the six months ended June 30, 2009 to $29,974,106 for the six months ended June 30, 2010.  The percentage increase in cost of sales is basically in line with the increase in revenue as mentioned above.

Gross profit:

Gross profit increased by $1,878,053 or 18%, from $10,515,638 for the six months ended June 30, 2009 to $12,393,691 for the six months ended June 30, 2010.  The gross profit margin for the six months ended June 30, 2010 was about 29%, which was slightly higher than 28% for the six months ended June 30, 2009.

Selling expenses:

Selling expenses were $1,148,523 for the six months ended June 30, 2009, compared to $1,479,744 for the six months ended June 30, 2010.  The percentage increase in the selling expenses for the six months ended June 30, 2010 was 29% as compared to six months ended June 30, 2009.

The selling expenses include salaries, shipping expenses, travelling expenses and advertising cost for products. In order to increase the market share, we carried out more advertising activities in 2010, which caused our advertisement expenditures to increase by $302,203 for the six months ended June 30, 2010.

Administrative expenses

Administrative expenses for the six months ended June 30, 2010 and 2009 were $1,302,683 and $977,400 respectively. The increase in administrative expenses was caused, in part, by the increase in depreciation expenses.  From February to April 2010, production was temporarily stopped for maintenance, hence the related depreciation expense for plant and equipment was recorded as administrative expenses during this period instead of cost of production as in the prior year.

The increase in administrative expenses was also caused by $227,156 of plant and equipment maintenance expenditures in June 2010.

Income from operations:

Income from operations was $8,389,715 for the six months ended June 30, 2009, compared to $9,611,264 for the six months ended June 30, 2010.  The increase of $1,221,549 or 15%, was primarily the result of the increase in gross profit.

Provision for income tax

Income tax increased by $358,261 to $2,472,184 for the six months ended June 30, 2010 from $2,113,923 for the same period in 2009.  We paid more tax in 2010 because of the increase in sales and taxable income.

Net income

Net income increased by $879,277, or 14% to $7,205,413 for the six months ended June 30, 2010 from $6,326,136 for the same period of 2009, as a result of the factors described above.

Income attributable to noncontrolling interests

“Income attributable to noncontrolling interests” was $379,568 for the six months ended June 30, 2009, compared to $432,325 for the six months ended June 30, 2010.  The increase of $52,757 or 14% was primarily the result of the increase in income before “Income attributable to noncontrolling interests” (or, “Net income”). It is calculated as the 6% share of the income before “Income attributable to noncontrolling interests” for the current period ended June 30, 2010.

Net income attributable to China Sports shareholders

“Net income attributable to China Sports shareholders” was $5,946,568 for the six months ended June 30, 2009, compared to $6,773,088 for the six months ended June 30, 2010, an increase of $826,520 or 14%.  Our net income increased because our revenues increased.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our balance of cash and cash equivalents was $20,829,938.   As of December 31, 2009, our balance of cash and cash equivalents was $17,387,929.

The following table summarizes our cash flows for each of the periods indicated:

	For the six months ended June 30,
	2010	2009
	(US$)
Net cash provided by operating activities	$7,552,579	$6,599,847
Net cash used in investing activities	(4,138,642)	(3,130,298)
Net cash used in financing activities	(124,570)	-
Effect of exchange rate changes	152,642	3,383
Net increase in cash and cash equivalents	3,442,009	3,472,932
Cash and cash equivalents at beginning of period	17,387,929	7,400,057
Cash and cash equivalents at end of period	$20,829,938	$10,872,989

Operating activities

For the six months ended June 30, 2010, cash provided by operating activities totaled $7,552,579 compared to $6,599,847 in the same period of 2009. This was primarily attributable to net income of  $7,205,413 for the period.

Investing activities

For the six months ended June 30, 2010, cash used by investing activities totaled $4,138,642 compared to $3,130,298 in the same period of 2009. This was attributable to a $7,362,794 deposit for land use rights offset by $3,224,152 in loan repayment by a related party.

Financing activities

For the six months ended June 30, 2010, we had net cash outflow of $124,570 from financing activities for repayments of short-term bank loans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had $20,829,938 in cash and cash equivalents.  A hypothetical 1% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On July 26, 2010, the “Company dismissed AGCA, Inc. (“AGCA”), the Company’s independent registered public accounting firm. On July 26, 2010, the Company engaged Crowe Horwath (HK) CPA Limited as the Company’s new independent registered public accounting firm. The decision to engage Crowe Horwath (HK) CPA Limited was approved by the Company’s Board of Directors on July 26, 2010.

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

CHINA SPORTS HOLDING COMPANY LIMITED

Date: August 16, 2010	By:	/s/ Mendoza Anding Lin
Mendoza Anding Lin
President, Chief Executive Officer and Chairman

Date: August 16, 2010	By:	/s/ Wing Sang Tommy Lo
Wing Sang Tommy Lo
Chief Financial Officer and Principal Accounting Officer