Form 10-Q
period 2010-09-30
China Sports Holding Co Ltd
filed 2010-11-15
CIK 1392446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 10,000,000 shares of common stock.

CHINA SPORTS HOLDING COMPANY LIMITED

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4T.	Controls and Procedures.

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	(Removed and Reserved).
Item 5.	Other Information.
Item 6.	Exhibits.

SIGNATURE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$21,538,313	$17,387,929
Accounts receivable, net of $nil allowance	32,122,923	22,125,979
Prepaid land use rights – current portion	17,805	17,473
Inventories	2,140,482	1,687,090
Loan due from a related party	-	3,148,707
Total current assets	55,819,523	44,367,178

OTHER ASSETS
Property, plant and equipment, net	9,350,675	9,837,833
Deposit for land use right	7,461,462	−
Prepaid land use rights – long-term portion	794,444	792,761
Total non-current assets	17,606,581	10,630,594

Total assets	$73,426,104	$54,997,772

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	$1,253,526	$1,354,676
Accounts payable	16,045,550	14,329,705
Other payables and accruals	2,864,045	1,243,656
Income taxes payable	2,128,724	1,360,954
Total current liabilities	22,291,845	18,288,991

Total liabilities	22,291,845	18,288,991

SHAREHOLDERS' EQUITY Preferred stock, $0.001 par: 10,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, $0.001 par: 40,000,000 shares authorized, 10,000,000 and 9,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	10,000	9,000
Additional paid-in capital	2,402,198	2,399,003
Statutory reserves	2,009,528	2,009,528
Retained earnings	41,110,497	28,409,504
Accumulated other comprehensive income	2,534,232	1,679,219
Total China Sports shareholders' equity	48,066,455	34,506,254

Non-controlling interests	3,067,804	2,202,527

Total equity	51,134,259	36,708,781

Total liabilities and shareholders' equity	$73,426,104	$54,997,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue	$33,279,809	$21,538,673	$75,647,606	$59,161,504

Cost of goods sold	(23,395,963)	(15,287,565)	(53,370,069)	(42,394,758)

Gross profit	9,883,846	6,251,108	22,277,537	16,766,746

Selling expenses	(776,424)	(583,369)	(2,256,168)	(1,731,892)
General and administrative expenses	(700,149)	(652,901)	(2,002,832)	(1,630,301)

Income from operations	8,407,273	5,014,838	18,018,537	13,404,553
Other income (expense):
Interest income	18,850	82,493	119,900	172,367
Interest expense	(17,557)	(38,551)	(52,274)	(78,081)

Total other income (expense)	1,293	43,942	67,626	94,286

Income before income tax	8,408,566	5,058,780	18,086,163	13,498,839

Provision for income tax	(2,102,284)	(1,276,286)	(4,574,468)	(3,390,209)

Net income	6,306,282	3,782,494	13,511,695	10,108,630

Income attributable to non-controlling interests	(378,377)	(226,950)	(810,702)	(606,518)

Net income attributable to China Sports shareholders	$5,927,905	$3,555,544	$12,700,993	$9,502,112

Other comprehensive income attributable to China Sports shareholders:
Foreign currency translation adjustment	631,270	11,247	855,013	20,375

Comprehensive income attributable to China Sports shareholders	$6,559,175	$3,566,791	$13,556,006	$9,522,487

Comprehensive income attributable to non-controlling interests	418,671	227,668	865,277	607,818

Total comprehensive income	6,977,846	3,794,459	14,421,283	10,130,305

Earnings per share attributable to China Sports shareholders
Basic	$0.59	$0.40	$1.29	$1.06
Diluted	$0.59	$0.40	$1.29	$1.06

Weighted average number of shares outstanding
Basic	10,000,000	9,000,000	9,846,154	9,000,000
Diluted	10,000,000	9,000,000	9,846,154	9,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

	Attributable to China Sports shareholders
						Accumulated
			Additional			Other	Non-
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	controlling
	Number of shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

At January 1, 2010	9,000,000	$9,000	$2,399,003	$2,009,528	$28,409,504	$1,679,219	$2,202,527	$36,708,781

Effect of reverse acquisition (Note 1)	1,000,000	1,000	3,195	-	-	-	-	4,195

Net income	-	-	-	-	12,700,993	-	810,702	13,511,695

Foreign currency translation adjustment	-	-	-	-	-	855,013	54,575	909,588

At September 30, 2010 (Unaudited)	10,000,000	$10,000	$2,402,198	$2,009,528	$41,110,497	$2,534,232	$3,067,804	$51,134,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,511,695	$10,108,630
Adjustments for:
Interest income receivable on loan due from a related party	(73,828)	-
Depreciation and amortization	679,863	676,742
(Increase) decrease in assets:
Accounts receivable	(9,476,310)	(9,434,971)
Other receivables	-	1,347,580
Inventories	(416,951)	1,339,786
Increase (decrease) in liabilities:
Accounts payable	1,428,829	4,535,703
Other payables and accruals	1,579,967	1,612,080
Income taxes payable	734,135	372,757
Net cash provided by operating activities	7,967,400	10,558,307

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment by (loan to) a related party	3,248,431	(2,927,358)
Purchase of property, plant and equipment	-	(203,261)
Payment of deposit for land use right	(7,461,462)	-
Net cash used in investing activities	(4,213,031)	(3,130,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	-	(399,584)
Proceeds from short-term borrowings	1,432,263	-
Repayments of short-term bank loans	(1,557,771)	-
Net cash used in financing activities	(125,508)	(399,584)

Foreign currency translation adjustment	521,523	9,258

Net increase in cash and cash equivalents	4,150,384	7,037,362

Cash and cash equivalents, beginning of period	17,387,929	7,400,057

Cash and cash equivalents, end of period	$21,538,313	$14,437,419

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$52,274	$78,081
Cash paid for income taxes	$3,844,043	$1,866,533

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

As of September 30, 2010, details of the subsidiaries of the Company are as follows:

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

NOTE 2        SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

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

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Reclassification

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or cash flows.

Research and development costs

Research and development costs are expensed as incurred. During the nine months ended September 30, 2010 and 2009, research and development costs charged to administrative expense were $152,833 and $ 118,977 respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling expense were $2,049,331 and $1,588,736 for the nine months ended September 30, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the nine months ended September 30, 2010 and 2009 were $37,945 and $9,659, respectively.

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

	September 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7011	US$1=RMB6.8282

	Three months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.7725	US$1=RMB 6.8310

	Nine months September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8069	US$1=RMB 6.8321

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

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        BASIS OF PRESENTATION (CONTINUED)

Recently issued accounting standards (continued)

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivables, accounts and notes payables, other payables and accruals and due from related parties approximate their fair values due to their short maturities.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4        ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Accounts receivable	$32,122,923	$22,125,979
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$32,122,923	$22,125,979

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized for the nine months ended September 30, 2010.

NOTE 5        INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$404,382	$558,990
Work in progress	929,062	317,072
Finished goods	807,038	811,028

	$2,140,482	$1,687,090

Included in work in progress were inventories of $355,987 and $126,649 as of September 30, 2010 and December 31, 2009, respectively, which were at subcontractors’ locations.

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

The amounts expensed on prepaid land use rights for the nine months ended September 30, 2010 and 2009 were $13,213 and $14,369, respectively.   As of September 30, 2010, the estimated expense of the prepaid land use rights over each of the next five years will be $17,805 per annum.

As of September 30, 2010, the deposit for land use rights represented the payment made by Hengfeng to acquire a 50-year right to use a parcel of land pursuant to the land use rights transfer agreement between Hengfeng and the PRC local land authority dated January 16, 2010, for a price of $7,324,612. The land will be used for the extension of Hengfeng’s existing factory buildings. As of September 30, 2010, the relevant formalities were not completed, hence Hengfeng has not yet obtained the legal title to the land use rights. On September 8, 2010, a supplemental agreement was signed whereby the local land authority agreed to repay the amount if the relevant formalities are not completed by September 6, 2011.  The chairman of the local authority has guaranteed the repayment of the amount.

Land use rights with a net carrying value of $178,964 and $175,632 as of September 30, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7        PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2010	2009
	(Unaudited)
Cost:
Buildings	$3,050,096	$2,993,322
Machinery	8,993,221	8,825,821
Office equipment	375,718	368,724

Total cost	12,419,035	12,187,867
Less: Accumulated depreciation	(3,068,360)	(2,350,034)

Net book value	$9,350,675	$9,837,833

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $666,650 and $662,373, respectively.

Buildings with a net book value of $1,006,240 and $998,675 as of September 30, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

NOTE 8	OTHER PAYABLES AND ACCRUALS

	September 30	December 31
	2010	2009
	(Unaudited)

Accrued staff costs and other operating expenses	$458,571	$280,126
Value added tax and other taxes payable	1,235,292	963,530
Accrued expenses	1,170,182	-

	$2,864,045	$1,243,656

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9        SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following loans granted by Industrial Bank Co., Ltd.:

	Annualized interest rated
Maturity date	September 30, 2010	December 31, 2009	Collateral	September 30, 2010	December 31, 2009
	(Unaudited)			(Unaudited)

February 23, 2011	5.31%		Guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	$179,075	$-
March 4, 2011	5.31%		Guaranteed by a third party entity and the general manager of Hengfeng	179,075	-
September 21, 2011	7.02%		Guaranteed by a third party entity and the general manager of Hengfeng	223,844	-
February 25, 2010		5.31%	Guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	-	109,838
March 5, 2010		5.31%	Guaranteed by a third party entity and the general manager of Hengfeng	-	366,129
September 26, 2009, extended to September 25, 2010	5.31%	5.31%	Guaranteed by a third party entity and the general manager of Hengfeng	-	109,839
September 26, 2009, extended to September 25, 2010	5.31%	5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	-	109,839
March 31, 2011	5.31%	5.31%	The Company’s land use right and guaranteed by the general manager of Hengfeng	186,537	183,064
March 31, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	186,537	183,064
April 19, 2011	5.31%	5.31%	The Company’s land use right and guaranteed by the general manager of Hengfeng	193,998	190,387
August 26, 2010 extended to August 24, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	104,460	102,516

				$1,253,526	$1,354,676

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10     STATUTORY RESERVES

In accordance with the PRC Companies Law, Hengfeng, the PRC subsidiary, is required to transfer 10% of its profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve until such reserve reached 50% of registered capital of the Company’s PRC subsidiaries.  The statutory surplus reserve is non-distributable.  No transfer to statutory surplus reserves has been made during the nine months end September 30, 2010 as such reserves reached 50% of the registered capital of Hengfeng.

NOTE 11     EMPLOYEE BENEFITS

The full-time employees of the Company’s PRC subsidiary are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The Company’s PRC subsidiary is required to accrue for these benefits based on certain fixed percentages of the employees’ salaries in accordance with the relevant regulations and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the statements of income for such employee benefits amounted to $123,326 and $145,739 for the nine months ended September 30, 2010 and 2009, respectively.

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

Hengfeng is subject to PRC income taxes.  On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.  Therefore, Hengfeng has been subject to an EIT rate of 25% on its taxable income for the nine months ended September 30, 2010 and 2009.

The Company’s provision for income taxes consisted of:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$2,102,284	$1,276,286	$4,574,468	$3,390,209
Deferred	-	-	-	-
	$2,102,284	$1,276,286	$4,574,468	$3,390,209

A reconciliation of the provision for income taxes to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-tax income	$8,408,566	$5,058,780	$18,086,163	$13,498,839
United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory Corporate income tax rate	2,858,912	1,719,985	6,149,295	4,589,605
Rate differential for PRC earnings	(756,770)	(455,291)	(1,627,754)	(1,214,896)
Non-deductible expenses and non-taxable income	142	11,592	52,927	15,500

Provision for income tax	$2,102,284	$1,276,286	$4,574,468	$3,390,209

NOTE 13     EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income available to common shareholders(basic and diluted):
- Net income	$5,927,905	$3,555,544	$12,700,993	$9,502,112

Weighted average number of shares:
- Basic and diluted	10,000,000	9,000,000	9,846,154	9,000,000

Net income per share
- Basic	$0.59	$0.40	$1.29	$1.06
- Diluted	$0.59	$0.40	$1.29	$1.06

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14     RELATED PARTY TRANSACTIONS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Loan due from a related party:
Mr. Qionglin Lin, the general manager of the Company	$-	$3,148,707

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

The Company recognized interest income of $73,828 on the loan due from Mr. Qionglin Lin for the nine months ended September 30, 2010, respectively.

Guarantees for the Company’s loans

Fujian Jinjiang Chenli Yangli Hengfeng Shoe-Making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $179,075 and $109,838 as of September 30, 2010 and December 31, 2009, respectively (See Note 9).

Mr. Qionglin Lin, the general manager of the Company, provided guarantees for the Company’s short-term bank loans of $1,253,526 and $1,354,676 as of September 30, 2010 and December 31, 2009, respectively (See Note 9).

NOTE 15	CERTAIN RISKS AND CONCENTRATIONS

Credit risk

As of September 30, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2010 and 2009, all of the Company’s revenue arose in the PRC.  In addition, all accounts receivable as of nine 30, 2010 and December 31, 2009, respectively, were due from customers located in the PRC.

As of September 30, 2010, there was no customer who accounted for 10% or more of the accounts receivable of the Company.  As of December 31, 2009, there was one customer who accounted for 11% of the accounts receivable of the Company.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2009.

There were no customers who accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2010.  There was one customer who accounted for 11% of the Company’s revenue for the nine months ended September 30, 2009.  Except for the afore-mentioned, there was no other single customer who accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2009.

Concentration of suppliers

There was one supplier who accounted for 13.62% of the total value of the Company’s purchases made during the nine months ended September 30, 2010. There was one supplier who accounted for 18.28% of the total value of the Company’s purchases made during the nine months ended September 30, 2009. Except for the afore-mentioned, there was no other single subcontractor or supplier who accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2010 or 2009.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16     COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2010 are as follows:

(Unaudited)
Payable within:
- remainder of fiscal year ending December 31, 2010	$15,945
- fiscal year ending December 31, 2011	31,890
- fiscal year ending December 31, 2012 and thereafter	-
Total	$47,835

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

Throughout the nine months ended September 30, 2010 and 2009, all of the Company’s revenue was derived from China and all of its long-lived assets were located in China.

The Company’s major product categories are (1) sports shoes, which include casual shoes, basketball shoes, jogging shoes, skate board and other shoes, and (2) sportswear and accessories: sports bag, wristlet, basketball, travel bag, hat, sport socks, and scarf, etc. The following table sets out the analysis of the Company’s revenue by product:

	For the Three months Ended		For the Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from external customers:
Sports shoes	$20,303,647	$11,957,270	$44,860,191	$33,936,477
Sports accessories	12,976,162	9,581,403	30,787,415	25,225,027
Total	$33,279,809	$21,538,673	$75,647,606	$59,161,504

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2010 and 2009 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for three months ended September 30, 2010 compared to three months ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on these results.

INCOME STATEMENT	Three months ended September 30,
(USD)	2010	2009

Sales	33,279,809	21,538,673
Cost of sales	(23,395,963)	(15,287,565)
Gross profit	9,883,846	6,251,108

Selling expenses	(776,424)	(583,369)
General and administrative expenses	(700,149)	(652,901)
Income from operations	8,407,273	5,014,838

Interest income	18,850	82,493
Interest expense	(17,557)	(38,551)
	1,293	43,942
Income before income tax	8,408,566	5,058,780
Provision for income tax	(2,102,284)	(1,276,286)
Net income	6,306,282	3,782,494
Income attributable to non-controlling interests	(378,377)	(226,950)

Net income attributable to China Sports shareholders	5,927,905	3,555,544
Other comprehensive income attributable to China Sports shareholders:
Foreign currency translation adjustments	631,270	11,247
Comprehensive income attributable to China Sports shareholders	6,559,175	3,566,791
Comprehensive income attributable to noncontrolling interest	418,671	227,668

Total comprehensive income	6,977,846	3,794,459

Net Revenue:

Net revenue increased by $11,741,136 or 55%, from $21,538,673 for the three months ended September 30, 2009 to $33,279,809 for the three months ended September 30, 2010.  Our overall net revenue increased primarily because 1) the sales network of our company increased from 833 franchised retail shops for the period ended September 30, 2009 to 994 franchised shops for the period ended September 30, 2010; 2) the sales increase of skate board shoes for the three months ended September 30, 2010.  The sales quantity of skate board shoes increased from 484,176 pairs in the three months ended September 30, 2009 to 934,755 pairs in the same period of 2010; and 3) the sales increase of jogging shoes for the three months ended September 30, 2010. The sales quantity of jogging shoes increased from 77,508 pairs in the three months ended September 30, 2009 to 254,160 pairs in the same period of 2010.

Cost of sales:

Cost of sales increased by $8,101,398, or 53%, from $15,287,565 for the three months ended September 30, 2009 to $23,395,963 for the three months ended September 30, 2010.  The percentage increase in cost of sales is in line of the increase in revenue as mentioned above.

Gross profit:

Gross profit increased by $3,632,738, or 58%, from $6,251,108 for the three months ended September 30, 2009 to $9,883,846 for the three months ended September 30, 2010.  The percentage increase in gross profit is in line of the increase in revenue as mentioned above. The gross profit margin for the three months ended September 30, 2010 was about 30%, which was slightly higher than 29% for the three months ended September 30, 2009

Selling expenses:

Selling expenses were $583,369 for the three months ended September 30, 2009, compared to $776,424 for the three months ended September 30, 2010.  The percentage increase in the selling expenses for the three months ended September 30, 2010 was 33% as compared to the three months ended September 30, 2009.

The selling expenses include salaries, shipping expenses, travelling expenses and advertising cost for products. In order to increase the market share, we carried out more advertising activities in 2010, which caused our advertisement expenditures to increase by $158,392 for the three months ended September 30, 2010.

General and administrative expenses:

Administrative expenses for the three months ended September 30, 2010 and 2009 were $700,149 and $652,901 respectively. Due to increased sales in 2010, all categories of administrative expense increased accordingly, such as tax, office expense, travelling expense and salaries.

Income from operations:

Income from operations was $5,014,838 for the three months ended September 30, 2009, compared to $8,407,273 for the three months ended September 30, 2010.  The increase of $3,392,435, or 68%, was primarily the result of the increase in gross profit.

Provision for income tax:

Income tax increased by $825,998 to $2,102,284 for the three months ended September 30, 2010 from $1,276,286 for the same period in 2009.  We paid more tax in 2010 because of the increase of 55% in sales and of 65% taxable income.

Net income:

Net income increased by $2,523,788, or 67% to $6,306,282 for the three months ended September 30, 2010 from $3,782,494 for the same period of 2009, as a result of the factors described above.

Income attributable to noncontrolling interests:

“Income attributable to noncontrolling interests” was $226,950 for three months ended September 30, 2009, compared to $378,377 for the three months ended September 30, 2010.  The increase of $151,427, or 67%, was primarily the result of the increase in income before “Income attributable to noncontrolling interests” (or, “Net income”). It is calculated as the 6% share of the income before “Income attributable to noncontrolling interests”.

Net income attributable to China Sports shareholders:

“Net income attributable to China Sports shareholders” was $3,555,514 for the three months ended September 30, 2009, compared to $5,927,905 for the three months ended September 30, 2010, an increase of $2,372,361 or 67% as a result of factors described above.

Results of Operations for nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on these results.

INCOME STATEMENT	Nine months ended September 30,
(USD)	2010	2009

Sales	75,647,606	59,161,504
Cost of sales	(53,370,069)	(42,394,758)
Gross profit	22,277,537	16,766,746

Selling expenses	(2,256,168)	(1,731,892)
General and administrative expenses	(2,002,832)	(1,630,301)
Income from operations	18,018,537	13,404,553

Interest income	119,900	172,367
Interest expense	(52,274)	(78,081)
	67,626	94,286
Income before income tax	18,086,163	13,498,839
Provision for income tax	(4,574,468)	(3,390,209)
Net income	13,511,695	10,108,630
Income attributable to non-controlling interests	(810,702)	(606,518)
Net income attributable to China Sports shareholders	12,700,993	9,502,112
Other comprehensive income attributable to China Sports shareholders:
Foreign currency translation adjustments	855,013	20,375
Comprehensive income attributable to China Sports shareholders	13,556,006	9,522,487
Comprehensive income attributable to non-controlling interests	865,277	607,818
Total comprehensive	14,421,283	10,130,305

Net Revenue:

Net revenue increased by $16,486,102 or 28%, from $59,161,504 for the nine months ended September 30, 2009 to $75,647,606 for the nine months ended September 30, 2010.  Our overall net revenue increased primarily because: 1) the number of retail shops operated by our distributors increased from 833 as of September 30, 2009 to 994 as of September 30, 2010; 2) the sales increase of skate board shoes for the nine months ended September 30, 2010.  The sales quantity of skate board shoes increased from 1,433,731 pairs in the nine months ended September 30, 2009 to 2,032,317 pairs in the same period of 2010; and 3) the sales increase of jogging shoes for the nine months ended September 30, 2010. The sales quantity of jogging shoes increased from 232,836 pairs in the nine months ended September 30, 2009 to 583,374 pairs in the same period of 2010.

Cost of sales:

Cost of sales increased by $10,975,311, or 26%, from $42,394,758 for the nine months ended September 30, 2009 to $53,370,069 for the nine months ended September 30, 2010.  The percentage increase in cost of sales is basically in line with the increase in revenue as mentioned above.

Gross profit:

Gross profit increased by $5,510,791 or 33%, from $16,766,746 for the nine months ended September 30, 2009 to $22,277,537 for the nine months ended September 30, 2010.  The gross profit margin for the nine months ended September 30, 2010 was about 29%, which was slightly higher than 28% for the nine months ended September 30, 2009.

Selling expenses:

Selling expenses were $1,731,892 for the nine months ended September 30, 2009, compared to $2,256,168 for the nine months ended September 30, 2010.  The percentage increase in the selling expenses for the nine months ended September 30, 2010 was 30% as compared to nine months ended September 30, 2009.

The selling expenses include salaries, shipping expenses, travelling expenses and advertising cost for products. In order to increase the market share, we carried out more advertising activities in 2010, which caused our advertisement expenditures to increase by $460,595 for the nine months ended September 30, 2010.

General and administrative expenses:

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $2,002,832 and $1,630,301 respectively. The increase in administrative expenses was caused, in part, by the increase in depreciation expenses.  From February to April 2010, production was temporarily stopped for maintenance, hence the related depreciation expense for plant and equipment was recorded as administrative expenses during this period instead of cost of production as in the prior year.

The increase in administrative expenses was also caused by $227,156 of plant and equipment maintenance expenditures in September 2010.

Income from operations:

Income from operations was $13,404,553 for the nine months ended September 30, 2009, compared to $18,018,537 for the nine months ended September 30, 2010.  The increase of $4,613,984 or 34%, was primarily the result of the increase in gross profit.

Provision for income tax:

Income tax increased by $1,184,259 to $4,574,468 for the nine months ended September 30, 2010 from $3,390,209 for the same period in 2009.  We paid more tax in 2010 because of the increase of 28% in sales and of 35% in taxable income.

Net income:

Net income increased by $3,403,065, or 34% to $13,511,695 for the nine months ended September 30, 2010 from $10,108,630 for the same period of 2009, as a result of the factors described above.

Income attributable to noncontrolling interests:

“Income attributable to noncontrolling interests” was $606,518 for the nine months ended September 30, 2009, compared to $810,702 for the nine months ended September 30, 2010.  The increase of $204,184 or 34% was primarily the result of the increase in income before “Income attributable to noncontrolling interests” (or, “Net income”). It is calculated as the 6% share of the income before “Income attributable to noncontrolling interests”.

Net income attributable to China Sports shareholders:

“Net income attributable to China Sports shareholders” was $9,502,112 for the nine months ended September 30, 2009, compared to $12,700,993 for the nine months ended September 30, 2010, an increase of $3,198,881 or 34% as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, our balance of cash and cash equivalents was $ 21,538,313.   As of December 31, 2009, our balance of cash and cash equivalents was $17,387,929.

The following table summarizes our cash flows for each of the periods indicated:

	For the nine months ended September 30,
	2010	2009
	(US$)
Net cash provided by operating activities	$7,967,400	$10,558,307
Net cash used in investing activities	(4,213,031)	(3,130,619)
Net cash used in financing activities	(125,508)	(399,584)
Effect of exchange rate on cash and cash equivalents	521,523	9,258
Cash and cash equivalents at beginning of period	17,387,929	7,400,057
Cash and cash equivalents at end of period	$21,538,313	$14,437,419

Operating activities

For the nine months ended September 30, 2010, cash provided by operating activities totaled $7,967,400 compared to $10,558,307 in the same period of 2009. This was primarily attributable to: i) net earnings of $13,511,695; ii) a $9,476,310 accounts receivable increase driven by revenue growth; iii) a $1,428,829 accounts payable increase; and iv) a $1,579,967 other payable increase driven by revenue growth.

Investing activities

For the nine months ended September 30, 2010, cash used by investing activities totaled $4,213,031compared to $3,130,619 in the same period of 2009. This was attributable to a $7,461,462 deposit for land use rights offset by $3,248,431 in loan repayment by a related party.

Financing activities

For the nine months ended September 30, 2010, we had net cash outflow of $125,508 from financing activities for repayments of short-term bank loans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2010, we had approximately $21,538,313 in cash and cash equivalents.  A hypothetical 1% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 4(T). Controls and Procedures.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

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

CHINA SPORTS HOLDING COMPANY LIMITED

Date: November 15, 2010	By:	/s/ Mendoza Anding Lin
Mendoza Anding Lin
President, Chief Executive Officer and Chairman

Date: November 15, 2010	By:	/s/ Wing Sang Tommy Lo
Wing Sang Tommy Lo
Chief Financial Officer and Principal Accounting Officer