Form 10-K
period 2010-12-31
China Sports Holding Co Ltd
filed 2011-04-15
CIK 1392446

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 000-52623

CHINA SPORTS HOLDING COMPANY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Yangdai Village, Chendai County
Jinjiang City, Fujian Province
People’s Republic of China
 (Address of principal executive offices)

+86 (139) 1074-2777
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check marked if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2011, there are 7,750,000 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS.

China Sports Holding Company Limited, formerly known as Mondo Acquisition III, Inc. (“we” or the “Company”), through Fujian Jinjiang Hengfeng Shoes & Garments Co., Ltd. (“Hengfeng”), is in the business of designing, manufacturing and selling sports shoes, sportswear and related accessories in the People’s Republic of China (“China” or the “PRC”). Our mission is to become the leading supplier of professional sporting goods in China by building on our fully integrated value chain and delivering premium quality products. We generate revenues solely from the sales of sports shoes, sportswear and related accessories in the PRC.

Our Corporate History and Structure

We were incorporated under the laws of the State of Delaware on October 30, 2006. We acquired Kobe Sport (International) Company Limited, a British Virgin Islands company with limited liability (“Kobe Sport”) that is in the business of production and sales of sport shoes, sportswear and accessories, in accordance with a Share Exchange Agreement dated February 12, 2010 (the “Exchange Agreement”) by and among the Company, Kobe Sport, and the shareholders of Kobe Sport (the “Kobe Sport Shareholders”). The closing of the transaction (the “Closing”) took place on February 12, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Interests”) of Kobe Sport from the Kobe Sport Shareholders; and the Kobe Sport Shareholders transferred and contributed all of their Interests to us. In exchange, we issued a total of 9,000,000 shares of common stock to the Kobe Sport Shareholders, their designees or assigns, which totals 90% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis as of and immediately after the Closing of the Share Exchange. Following the Share Exchange, Kobe Sport became a wholly owned subsidiary of the Company.

Kobe Sport is a holding company and owns 100% of the issued and outstanding capital stock of Nam Kwong Trading Company Limited (“Nam Kwong”). Hengfeng is a sino-foreign joint stock limited liability company established in the PRC in 1992. On December 4, 2009, Hengfeng underwent reorganization. Before the reorganization, Hengfeng had been owned as to 94% by Nam Kwong Trading Co., an unincorporated company registered in Hong Kong (“Nam Kwong Unincorporated”), and 6% by Fujian Jinjiang Chenli Yangli Hengfeng Shoe-making Factory, which is a company registered in the PRC (“Fujian Jinjiang”), according to their respective capital contribution. Pursuant to the reorganization, Nam Kwong Unincorporated transferred the 94% interest in Hengfeng held by it to Nam Kwong. As a result, through Nam Kwong, Kobe owns 94% interest in Hengfeng.

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

Our organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies. It is reflected in the following chart:

Market Summary

The Chinese Sporting Goods Market

China’s sporting goods market experienced robust growth in recent years, at a compound annual growth rate of 20%. The 2008 Olympic Games in Beijing, the 2009 East Asian Games in Hong Kong and the 2010 Asian Games in Guangzhou have all increased the popularity of sports in China. With the income levels of Chinese consumers rising, expectations of quality and branding will also increase.

The high-end sportswear market in China is currently dominated by international brands, such as Nike, Adidas and Puma. The middle/high-end market is dominated by local brands such as Lining, Kangwei, Great, Doublestar and Anta. The entire middle class market is dominated by brands from Jingjiang, such as Xtep, Hongxing Erke and Deerway. The international brands have years of experience in the market, advanced R&D and strong financial support for marketing. On the other hand, the domestic brands that dominate the low-end and middle-class markets are following the rapid development of the leading international brands.

Market Trends and Brand Implications

Increased disposable income inspires the pursuit of fashion

The rise of income levels amongst Chinese consumers has increased the purchasing power which drives consumption.  Increased income has also led to an increase in leisure time, which, in turn, has increased the popularity of casual wear. Casual wear has become especially popular among those under 45 years old in China, which is the target consumer group for the Kobe brand. The Kobe brand can meet our target consumers’ demand by providing fashionable casual wear.

Rapid increase in demands in the second- and third-tier cities

We focus on the second- and third-tier cities, because:

•
Compared to first-tier cities, which have already been exploited by major international brands, the second- and third-tier cities provide a lot more marketing opportunities for domestic sporting goods brands.

•	At the same time, the income levels in these cities are catching up to that in first-tier cities, which increases demand for sporting goods in these cities.
•	Hengfeng’s franchising business model allows it to cover these target markets quickly.

Products

Hengfeng designs, develops, and manufactures “Kobe” branded shoes, sportswear and accessories in Jinjiang City, Fujian Province. The shoes are produced by Hengfeng internally and by subcontractors, while the manufacturing of clothes and accessories is outsourced to subcontractors.

The Company incorporates innovative value-adding technology into its products, such as a perspiration absorption system, a 3D ventilation system and a polyurethane anti-crease system to satisfy the demands and taste of target consumers.

In 2010, the Company distributed its products through 1,033 retail stores located throughout China, which were operated by the Company’s distributors. The Company expects that the number of stores will increase by at least 20% each year within the coming five years, and both the turnover and net profit would be increased accordingly.

Sourcing: All of our sportswear and accessories are produced by our subcontractors. Approximately 53% and 44% of our sports shoes were produced by our subcontractors for the years ended December 31, 2010 and December 31, 2009, respectively. The approximate amount of subcontracted and self-production of each segment are as follows:

	Segments	Subcontracted ($)	Self-production ($)	Total Cost of Sales ($)
For the Year Ended	Sportswear	21,257,169	-	21,257,169
December 31, 2009	Accessories	3,799,772	-	3,799,772
	Sports shoes	14,504,671	18,520,735	33,025,406
	Sub-Total	39,561,612	18,520,735	58,082,347

For the Year Ended	Sportswear	27,673,568	-	27,673,568
December 31, 2010	Accessories	3,800,528	-	3,800,528
	Sports shoes	24,424,753	21,653,481	46,078,234
	Sub-Total	55,898,849	21,653,481	77,552,330

We believe that the use of independent contract manufacturers affords us additional liquidity and flexibility. While we do not have any long-term contracts with any of our manufacturers, we do have long-standing relationships with many of our manufacturers and believe our relationships to be good.

In 2010, we subcontracted our sports shoes production to eight (8) factories in Fujian province in the PRC.  They are: Xinli Shoes Co., Ltd. (Jinjiang City), which accounted for 16.86％ of the total shoes subcontracted in 2010; Dongzheng Shoes Co., Ltd. (Jinjiang City), 16.44％; Yiming (Jinjiang) Shoes Co., Ltd., 16.39％; Liweng Shoes Co., Ltd. (Jinjiang City), 13.92％; Jielongbao Shoes Co., Ltd. (Jinjiang City), 12.31％; Xinqile (Fujian) Shoes Co., Ltd., 8.81％; Dingfeng Shoes Co., Ltd. (Jinjiang City), 8.56％and Meilida Shoes Co., Ltd. (Jinjiang City), 6.72％.

Additionally, the following five (5) subcontractors produced approximately 95% of all our sportswear and accessories. Their names and percentages are: Qigao Clothing Co., Ltd. (Heshan City), 35.14％; Guhe Clothing Co., Ltd. (Xiamen City), 21.87％; Quanhuang Clothing & Accessories Co., Ltd. (Shishi City), 16.86％; Zifeng Clothing Factory (Banfu Town, Zhongshan City), 14.02％; and Ouwen Sport Products Co., Ltd. (Guangzhou City), 7.25％.

Shoe Production

We focus on designing and producing basketball shoes, casual shoes, jogging shoes and skateboard shoes, which accounted for 16%, 20%, 16% and 48%, respectively, of 2010 shoe production.

The sole of the basketball shoe was developed and manufactured by the Company, combining the latest technology and designs. The sole helps stabilize and protect the joints. The price of the sole is reasonable and very competitive in the industry. It has the following features:

Cushioning Feature: The cushioning features are divided into structural and material. Examples of the structural feature include the hive structure and arch structure. Examples of the material feature include the air cushion and shock absorption rubber. The index to evaluate the cushioning feature is based on the peak value of the impact force during the vertical counterforce test or the peak value of the negative acceleration. The lower the peak value of the impact force or the negative acceleration, the better the cushioning function the shoe acquires, which will greatly reduce the chance of injury.

Stabilization Feature: The middle and upper parts of the basketball shoe are also the focus of our research and development. Those parts have the functions of stabilizing joints, preventing ankle sprains, protecting the instep as well as the Achilles tendon.

Non-Slip Feature: The non-slip feature of the soles is also the friction function. The key relies on the width and depth of the sole veins. The change of the vein shapes will increase the friction force of the shoes and accordingly will effectively improve the non-slip feature. So far, the “人-shape” vain is still the symbol of the most powerful ground-grasping capacity.

Our jogging shoes also apply a variety of technologies which greatly reduce their weight and increase their endurance. A series of new technologies are applied in the uppers of the shoes which support the shoe body with the lightest skeleton. The sole and the TPU-tray support the foot arches which together with breathing cannelures prevent the fatigue of the feet after long jogging. The key R&D concept is making the shoe sole as the continuance of the foot. The wearer will barely feel the existence of the shoes when jogging.

Sportswear Production

We focus on tracksuits, basketball wear, t-shirts and casual wear, which accounted for 21%, 22% , 20% and 37%, respectively, of our 2010 sportswear production.

Our Kobe branded sportswear has many unique features. We select and purchase raw materials ourselves; fabrics are produced by weaving companies in accordance with our specifications on color, function and vain developed by our internal designing departments; and, environmentally friendly products are produced with Nano Technologies.

Warm-Keeping Feature: Our outdoor sport suits are designed in a way that both keep the wearer warm and are light and portable. We add special ceramic powders such as chromium oxide, magnesium oxide, zirconium oxide into compound fiber liquids such as polyester fiber. The minor ceramic powder on the Nano-level can absorb visible lights such as sunlight and transfer the lights into heat, and can also reflect the infrared rays produced by human body, which enable the material to acquire superior warm-keeping capacities.  In addition, following the bionics principles, we design the internal structure of the polyester fiber referring to that of the poly bears, which enable the fiber to acquire both lightness and warm-keeping features. We also manufacture the suits or fibers into two or three-layers which increases the number of non-circulating layers which is one of the traditional measures to keep warm.

Antibiotic and Antiodour Features: We add antibiotic chemicals into the fiber and make sure they will not be easily worn out. We also make sure the antibiotic chemicals contain as little poison as possible. In addition, by combining certain chemicals together, we are able to effectively shield ultraviolet rays.

Sports Accessories

We mainly produce the following sports accessories: basketballs, shields, sports and casual bags, and sports and casual socks.

Basketballs: Our basketballs are manufactured in compliance with International Basketball Association standards and bear our brand name. The advantages of our basketballs are that they are made with a high-quality inner tube material and they have a special outer skin material which makes them non-slip and enduring and allows them to be sweat absorbing.

Shields: Our designed shields have good flexibility and supporting capacity and equal pressure on specially made Coolprene materials.

Sport & Casual Bags: Our bags are portable, fashionable, humanity designs and structures and have streamlined production techniques. We intend our bags to be used for studying, traveling and outdoor exploring.

Sport & Casual Socks: Our socks have a sweat absorption design and a comprehensive cushion protection.

Production Capacity

We currently have four production lines with a total capacity of about 2.8 million pairs of sports shoes per year. They contribute about 45% - 55% of total sports shoes sold each year. The remaining 45% - 55% of total sports shoes are subcontracted out each year.

Raw Materials and Suppliers

Leather, plastic, rubber, thread and other basic components are our main raw materials for the production of shoes. The Company's principal required raw material is quality leather, which it purchases from a selected group of Chinese suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company upon a sole supplier. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which the Company believes to be a dominant supplier. Alternative sources of supplies are believed to be available to the Company. Our top five (5) raw material suppliers in 2010 were as below:

Suppliers	Supplied Raw Materials	Percentage of Total Supplied Amount in 2010
Jinjiang Daxin Shoes Co., Ltd.	Leather, plastic, rubber, thread and other basic components	10.21%
Jinjiang Lianfa Shoes Materials Co., Ltd.	Leather, plastic, rubber, thread and other basic components	9.10%
Jinjiang Libao Industrial Chemicals Co., Ltd.	Chemicals	7.54%
Quanzhou Baoshu Packing Co., Ltd	Shoes boxes	7.51%
Jinjiang Runda Composite Material Co., Ltd.	Cloth	6.89%
Total		41.25%

Product Design and Development

Our principal goal in product design is to generate new and exciting sports shoes, sportswear and accessories with contemporary and progressive styles and comfort-enhancing performance features. Targeted to the active, youthful and style-savvy consumers, we design most new styles to be fashionable and marketable to the 15 to 24 year-old consumer, while substantially all of our lines appeal to the broader range of 15 to 45 year-old consumers.

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. We are able to quickly translate the latest fashion trends into stylish, quality footwear at a reasonable price by analyzing and interpreting current and emerging lifestyle trends. Lifestyle trend information is compiled and analyzed by our designers from various sources, including the review and analysis of modern music, television, cinema, clothing, alternative sports and other trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our retail and e-commerce customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually re-interpret and develop our successful styles in our brands’ image.

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

We spent RMB 2,698,283, or approximately $395,006 in 2009 and RMB 3,757,411 or approximately $555,050 in 2010 on research and development for our products.

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

Sales and Marketing

Our sports shoe sales were 60% and 57% of the total sales in the years ended December 31, 2010 and December 31, 2009, respectively. Our sportswear sales were 35% and 36% of the total sales in the years ended December 31, 2010 and December 31, 2009, respectively. The charts below show the breakdown of sales and margin by segment.

Sales Breakdown by Segment	Margin by Segment

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

The map below shows our sales network and the locations of our retail stores:

In addition, we also sponsor sporting events to gain a higher brand exposure or sponsor gyms, which are a main exercising venue for the target consumer group. The Kobe brand is able to infiltrate the target consumers’ daily lives and hence cultivate brand loyalty. Further, we plan to design a website with a large online media company that represents the unique characteristics of the Kobe brand.

Business Model

Retail stores

We distribute our products through retail stores, which sell our products exclusively. We derive all of our revenue from sales to our distributors that operate, either directly or indirectly through third parties, the retail stores that sell our products. These distributors may also engage authorized third-party retailers to operate the retail stores. We only have contractual relationship only with our distributors, not any authorized third-party retailers. We believe that the sale of our products through distributors has enabled us to grow by leveraging on their regional retail expertise and economies of scale. We provide our distributors retail policies and guidelines, training, advertising and marketing support to assist them to manage and expand the retail sales network. The number of the retail stores grew from 869 as of December 31, 2009 to 1,033 as of December 31, 2010.

Self-owned stores

Self-owned stores have the advantages of: increased profit margins per item sold, the fact that sales staff of the Company would be close to customers and therefore be able to react quickly to any changes in consumers’ taste.  However, self-owned stores need to absorb their own costs and require additional time of management to run the stores.

We already set up three self-owned stores that began operations in the beginning of 2011 to test the market. We plan to set up 80 additional self-owned stores before the end of 2011.

Our development plan for stores is as below:

	2009	2010	2011 (e)	2012 (e)
No. of retail stores operated by distributors	869	1,033	1,240	1,488
No. of self-owned stores	0	0	83	183
Total	869	1,033	1,323	1,671

Competition

Competition in the sports shoe and sportswear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our sports shoes compete with sports shoes offered by international companies such as Nike, Inc., Adidas AG, Puma AG, and New Balance Athletic Shoe, Inc. and PRC companies such as Anta Sports Products Limited, Li Ning Company Limited and Qiaodan (China) Co., Ltd. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in the PRC. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do.

Growth Strategy

We intend to improve our sales network and production capacity, increase our research expenditure and brand promotion of the Kobe brand by using the following means:

Expand Sales Network: To provide training, advertising and marketing assistance, and renovation subsidies to retail stores and increase the number of retail stores operated by distributors from 1,033 in 2010 to 1,488 by 2012, representing an increase of approximately 44% within 2 years.

Expand Production Facility: We paid a deposit of RMB50 million in 2010 for land use rights in order to expand our production facility in the near future.

Diversify Products: To diversify products from basketball shoes to other types of shoes and clothes for outdoor activities, and to keep the product mix of 40%:60% of sportswear and accessories to sports shoes.

IT System Upgrades: Introduce Management Information System (MIS) to efficiently monitor sales and inventory status of various stores to conduct sales analysis and forecasts

Research and Development: To improve on existing technology, such as the perspiration absorption system, and to increase the competitiveness of Kobe products.

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

All products and logos below are protected by trademarks issued by the Trademark Office State Administration for Industry and Commerce of People’s Republic of China.

	Series Number	Registered Trademark	Expiration Date
1.	562663		08/19/2011
2.	1158223		03/13/2018
3.	1172709		05/06/2018
4.	1174678		05/13/2018
5.	1345896		12/20/2019
6.	1408187		03/13/2020
7.	1801861		07/06/2012
8.	1529493		02/27/2011 with extension
9.	1669434		11/20/2011
10.	1801858		07/06/2012

11.	3740959	06/27/2016
12.	1939990	07/13/2013
13.	3077706	05/13/2013
14.	3136715	02/13/2014
15.	3550726	09/13/2015
16.	3650808	05/27/2016
17.	3740970	06/27/2016
18.	3740957	02/27/2020
19.	3740956	10/13/2016
20.	3750412	08/06/2016
21.	4485312	07/20/2019
22.	5010672	07/20/2019

23.	6807321 6807333	01/20/2021
24.	3750413	01/06/2016
25.	3829504	01/06/2017
26.	3629504 4485313	03/06/2021 07/20/2019
27.	3850732	03/13/2017
28.	3942591	03/06/2021
29.	3955039	10/06/2017
30.	3958964	06/27/2017

Environmental Protection

Compliance with national, provincial or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are or can be regulated or may be deemed hazardous under certain national, provincial or local regulations with respect to the environment. The Company from time to time works with government agencies to resolve cleanup issues at waste sites and other regulatory issues.

Employees

As of the date hereof, we have 926 full-time employees. The breakdown of our employees by department is:

General and Administration Department	56
Production Department	825
Sales Department	22
Research and Development	23

We have employment agreements with our employees for one-year terms which are subject to renew every year. We believe we have good relations with our employees.

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business

Our results of operations are cyclical and could be adversely affected by fluctuations in the raw materials such as artificial leather, shoe soles and fabric.

We are largely dependent on the cost and supply of raw materials such as artificial leather, shoe soles and fabric, which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	competing demand for the raw materials,

•	environmental and conservation regulations, and

•	economic conditions.

We cannot provide assurance that all or part of any increased costs experienced by us, from time to time, can be passed along to consumers of our products, either in a timely manner or at all.

Substantially all of our business, assets and operations are located in the PRC.

Substantially all of our business, assets and operations are located in PRC. The economy of PRC differs from the economies of most developed countries in many respects. The economy of PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industries by imposing industrial policies. It also exercises significant control over PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of PRC, but may have a negative effect on us.

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

Our success to date has been due in large part to the strength of the Kobe brand, and to a lesser degree, the reputation of our fashion brands. If we are unable to appropriately respond to changing consumer demand in a timely manner, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

Our plans to expand our production, to increase research and development and to improve and upgrade our internal control and management system will require capital expenditures in 2011.

Our plans to expand our production, to increase our research and development and to improve and upgrade our internal control and management system will require capital expenditures in 2011. We may also need further funding for working capital, investments, potential acquisitions and research and development and other corporate requirements. We cannot provide assurance you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

We derive all of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of sports products are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Cost savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

We encounter substantial competition in our business and any failure to compete effectively could adversely affect our results of operations.

Competition in the sports shoe and sportswear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our sports shoes compete with sports shoes offered by international companies such as Nike, Inc., Adidas AG, Puma AG, and New Balance Athletic Shoe, Inc. and PRC companies such as Anta Sports Products Limited, Li Ning Company Limited and Qiaodan (China) Co., Ltd. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the sports goods industry may not provide a meaningful basis for evaluating our business. Hengfeng entered into its current line of business, “Kobe” branded shoes, sportswear and accessories in 2003, although it was established in 1992. Although its revenues have grown rapidly since its inception, we cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our production operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We cannot provide assurance that our growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

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

If adequate additional financing is not available to us on reasonable terms, we may not be able to expand our production lines and to develop self-owned stores, and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot provide assurance that we will be able to obtain additional capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find sources of additional capital, we may not be able to negotiate terms and conditions that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Need for additional employees.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by Qionglin Lin, our General Manager and Director, Mendoza Anding Lin, our President, CEO, Interim CFO and Chairman, and Aling Lin, our Director, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Qionglin Lin, our General Manager and Director, Mendoza Anding Lin, our President, CEO, Interim CFO and Chairman, and Aling Lin, our Director. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot provide assurance that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we may be sued for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

Our principal stockholder is able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.

As of the date hereof, Anding Lin, our President, beneficially owned 81% of our outstanding common stock. Mr. Lin may have different interests than our other stockholders, and because he is able to control substantially all matters requiring approval by our stockholders, he may direct the operations of our business in a manner contrary to the interests of our other stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lin also has control over our management and affairs. As a result of such control, certain transactions are not possible without the approval of Mr. Lin, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment that has accompanied the country’s rapid economic growth.  We expect that our operations and properties will continue to be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.  We cannot provide assurance that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

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

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual reports with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

Risks Relating to Doing Business in the People's Republic of China

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

Chinese corporate income tax law could adversely affect our business and our net income.

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries and VIE Entities are subject to enterprise income tax at the rates of 25% in 2008, 2009 and 2010.

Under the New EIT Law, dividends from PRC subsidiaries to their non-PRC shareholders will be subject to a withholding tax at a rate of 20%, which is further reduced to 10% by the implementation rules, if the non-PRC shareholder is considered to be a non-PRC tax resident enterprise without any establishment or place within China or if the dividends payable has no connection with the non-PRC shareholder’s establishment or place within China, unless any such non-PRC shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

In addition, pursuant to the New EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC, should be treated as resident enterprises for PRC tax purposes. However, it is currently uncertain whether we may be deemed a resident enterprise, or how to interpret whether any income or gain is derived from sources within China. Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions as well as economic policies of the PRC. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 16.4% appreciation of the RMB against the U.S. dollar between July 21, 2005 and July 15, 2010, and as of November 23, 2010, the exchange rate was RMB 6.63 to $1.00. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. In June 2010, the PRC government indicated that it would make the foreign exchange rate of the RMB more flexible, which increases the possibility of sharp fluctuations in RMB value in the near future and thus unpredictability associated with RMB exchange rates.

Substantially all of our sales and costs are denominated in the RMB, and a significant portion of our financial assets is also denominated in the RMB. Further, we rely principally on dividends and other distributions paid by our operating subsidiaries in China. Any significant revaluation of the RMB could materially and adversely affect our cash flows, sales, earnings and financial position, and the value of, and any dividends payable with respect to, our shares in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

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

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

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

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC operating subsidiary which may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

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

Our securities have not been listed for trading on any stock exchange and there can be no assurance that there will be a market developed for our securities in the future.

Our securities have not been quoted or listed for trading on any stock exchange. Although our management intends to apply to a senior exchange for listing of our securities, there can be no assurance that a public market for our shares will be developed. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Even if a public market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

ITEM 2. PROPERTIES.

Our corporate headquarters and factory are located at Yangdai Village, Chendai County, Jinjiang City, Fujian Province in the PRC, which consists of an aggregate of approximately 50,000 square meters.  The facility, which is situated on approximately 7,500 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire in 2057.

We have obtained insurance for our properties, including our office building, factory and equipment, etc. for a total of $10,963,994.02 insured amount, from January 1, 2011 until December 31, 2011, which we renew annually.

ITEM 3. LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has not been quoted or listed for trading on any stock exchange and therefore there is no public trading market for our common stock.

Holders

As of the date hereof, there are 7,750,000 shares of common stock issued and outstanding. There are 11 shareholders of our common stock.

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

Penny Stock

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

In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2010 and 2009, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Kobe Sport, Nam Kwong and Hengfeng.

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

COMPANY OVERVIEW

The Company, operating through its PRC subsidiary, Hengfeng, designs, develops, and manufactures “Kobe” brand shoes, sportswear and accessories in Jinjiang City, Fujian Province. Around 50% of the shoes are produced by Hengfeng internally, while the sportswear and accessories are outsourced to subcontractors. The Company incorporates innovate value-adding technology into its products, such as a perspiration absorption system, a 3D ventilation system and a polyurethane anti-crease system to satisfy the demands and tastes of our target consumers.

We distribute our products through retail stores, which sell our products exclusively. We derive all of our revenue from sales to our distributors that operate, either directly or indirectly through third parties, the retail stores that sell our products. These distributors may also engage authorized third-party retailers to operate the retail stores. We only have contractual relationship with our distributors, not with any authorized third-party retailers. We believe that the sale of our products through distributors has enabled us to grow by leveraging on their regional retail expertise and economies of scale. We provide our distributors retail policies and guidelines, training, advertising and marketing support to assist them to manage and expand the retail sales network. The number of the retail stores grew from 869 as of December 31, 2009 to 1,033 as of December 31, 2010.

The Company expects to increase the number of stores by at least 20% each year within the coming five years, and both the turnover and net profit would be increased accordingly.

The main focus of the Company is on second and third-tier cities with trendy consumers and professional athletes. The targeted customers are those within the 15 to 45-year old range, who are secondary school and university students that have a taste for fashion and middle-aged individuals that have a high purchase power and preference for quality. The products are mid-ranged priced for professionals and functional sporting goods with high technical content.

The principal factor affecting our financial performance is the size of our sales network. The market demand is so material that the increase of the number of sales points within our sales network can proportionally raise our turnover and net profit. We plan to open more retail stores. They will be mainly operated by our distributors and some will be self-owned. Our turnover and net profit can be increased in line of the number of retail stores within our sales network.

RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009 in US dollars. The discussion following the table is based on these results.

INCOME STATEMENT	For the Year Ended December 31
	2010	2009

Revenue	$109,722,921	$81,187,591

Cost of goods sold	(77,552,330)	(58,082,347)

Gross profit	32,170,591	23,105,244

Selling expenses	(3,048,995)	(2,315,635)
General and administrative expenses	(3,017,779)	(1,990,451)

Income from operations	26,103,817	18,799,158
Other income (expense):
Interest income	140,524	258,717
Interest expense	(70,014)	(81,999)

Total other income (expense)	70,510	176,718

Income before income tax	26,174,327	18,975,876

Provision for income tax	(6,633,704)	(4,751,151)

Net income	19,540,623	14,224,725

Income attributable to non-controlling interests	(1,192,777)	(853,484)

Net income attributable to China Sports stockholders	$18,347,846	$13,371,241

Other comprehensive income attributable to China Sports stockholders:
Foreign currency translation adjustment	1,484,934	25,268

Comprehensive income attributable to China Sports stockholders	$19,832,780	$13,396,509

Comprehensive income attributable to non-controlling interests	1,287,560	855,096

Total comprehensive income	$21,120,340	$14,251,605

Net Revenue:

Net revenue increased by $28,535,330 or 35%, from $81,187,591 for the year ended December 31, 2009 to $109,722,921 for the year ended December 31, 2010.  Our overall net revenue increased primarily for three reasons. First, the sales increase of skate board shoes for the year ended December 31, 2010.  The sales quantity of skate board shoes increased from 1,948,159 pairs in the year ended December 31, 2009 to 2,917,572 pairs in the year ended December 31, 2010 and the unit price for skate board shoes increased from RMB65.39 in 2009 to RMB67.73 in 2010.  Second, the sales increase of jogging shoes for the year ended December 31, 2010. The sales quantity of jogging shoes increased from 295,992 pairs in the year ended December 31, 2009 to 966,579 pairs in the same period of 2010 and the unit price for jogging shoes increased from RMB78.09 in 2009 to RMB81.67 in 2010. Third, the sales increase of sportswear for the year ended December 31, 2010. The sales increase of approximately $9 million in sportswear in 2010 was due to a unit price increase from RMB45.67 in 2009 to RMB59.69 in 2010.

Cost of sales:

Cost of sales increased by $19,469,983, or 34%, from $58,082,347 for the year ended December 31, 2009 to $77,552,330 for the year ended December 31, 2010.  The percentage increase in cost of sales is basically in line with the increase in revenue as mentioned above.

Gross profit:

Gross profit increased by $9,065,347 or 39%, from $23,105,244 for the year ended December 31, 2009 to $32,170,591 for the year ended December 31, 2010.  The gross profit margin for the year ended December 31, 2010 was aproximately 29%, which was slightly higher than 28% for the year ended December 31, 2009.

Selling expenses:

Selling expenses were $2,315,635 for the year ended December 31, 2009, compared to $3,048,995 for the year ended December 31, 2010.  The percentage increase in selling expenses for the year ended December 31, 2010 was 32% as compared to the year ended December 31, 2009. Selling expenses include salaries, shipping expenses, travelling expenses and advertising cost for products. In order to increase the market share, we carried out more advertising activities in 2010, which caused our advertisement expenditures to increase by $630,240 for the year ended December 31, 2010.

Administrative expenses

Administrative expenses for the year ended December 31, 2010 and 2009 were $3,017,779 and $1,990,451 respectively. The increase in administrative expenses was caused, in part, by the increase in depreciation expenses of $213,211.  From February 2010 to April 2010, production was temporarily stopped for maintenance, causing the related depreciation expense for plant and equipment to be recorded as administrative expenses during this period instead of cost of production as in the prior year.

The increase in administrative expenses was also caused by $173,228 of plant and equipment maintenance expenditures, $339,000  for audit and attorney’s fees in relation to the Company’s share exchange transaction in 2010, and increased salaries of $199,727.

Income from operations:

Income from operations was $18,799,158 for the year ended December 31, 2009, compared to $26,103,817 for the year ended December 31, 2010.  The increase of $7,304,659 or 39%, was primarily the result of the increase in gross profit.

Provision for income tax

Income tax increased by $1,882,553 to $6,633,704 for the year ended December 31, 2010 from $4,751,151 for the same period in 2009. We paid more tax in 2010 because of the increase in sales and taxable income.

Net income

Net income increased by $5,315,898, or 37% to $19,540,623 for the year ended December 31, 2010 from $14,224,725 for the same period of 2009, as a result of the factors described above.

Income attributable to non-controlling interests

“Income attributable to non-controlling interests” was $853,484 for the year ended December 31, 2009, compared to $1,192,777 for the year ended December 31, 2010. The increase of $339,293 or 40% was primarily the result of the increase in income before “Income attributable to non-controlling interests”. It is calculated as the 6% share of the net income of Hengfeng for the year ended December 31, 2010.

Net income attributable to China Sports stockholders

“Net income attributable to China Sports stockholders” was $13,371,241 for the year ended December 31, 2009, compared to $18,347,846 for the year ended December 31, 2010, an increase of $4,976,605 or 37%, as a result of the factors described above.

Results of Operations for year ended December 31, 2009 compared to year ended December 31, 2008

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009 in US dollars. The discussion following the table is based on these results.

INCOME STATEMENT	For the Year Ended December 31
	2009	2008

Revenue	$81,187,591	$63,406,121

Cost of goods sold	(58,082,347)	(45,463,469)

Gross profit	23,105,244	17,942,652

Selling expenses	(2,315,635)	(2,932,230)
General and administrative expenses	(1,990,451)	(1,742,675)

Income from operations	18,799,158	13,267,747
Other income (expense):
Interest income	258,717	77,603
Interest expense	(81,999)	(129,624)

Total other income (expense)	176,718	(52,021)

Income before income tax	18,975,876	13,215,726

Provision for income tax	(4,751,151)	(3,316,035)

Net income	14,224,725	9,899,691

Income attributable to non-controlling interests	(853,484)	(593,981)

Net income attributable to China Sports stockholders	$13,371,241	$9,305,710

Other comprehensive income attributable to China Sports stockholders:

Foreign currency translation adjustment	25,268	1,000,295

Comprehensive income attributable to China Sports stockholders	$13,396,509	$10,306,005

Comprehensive income attributable to non-controlling interests	855,096	657,831

Total comprehensive income	$14,251,605	$10,963,836

Net Revenue:

Net revenue increased by $17,781,470 or 28%, from $63,406,121 for the year ended December 31, 2008 to $81,187,591 for the year ended December 31, 2009.  Our overall net revenue increased primarily for two reasons. First, the sales increase of sportswear for the year ended December 31, 2009.  The sales quantity of sportswear increased from 3,274,878 in the year ended December 31, 2008 to 4,460,893 in the year ended December 31, 2009 and the unit price has increased from RMB39.87 in 2008 to RMB45.67 in 2009. Second, the sales increase of accessories for the year ended December 31, 2009. The sales quantity of accessories increased from 3,651,870 in the year ended December 31, 2008 to 5,425,883 in the same period of 2009 and the unit price has increased from RMB5.96 in 2008 to RMB6.73 in 2009.

Cost of sales:

Cost of sales increased by $12,618,878 or 28%, from $45,463,469 for the year ended December 31, 2008 to $58,082,347 for the year ended December 31, 2009.  The percentage increase in cost of sales is basically in line with the increase in revenue as mentioned above.

Gross profit:

Gross profit increased by $5,162,592 or 29%, from $17,942,652 for the year ended December 31, 2008 to $23,105,244 for the year ended December 31, 2009.  The gross profit margin for the year ended December 31, 2009 was about 28.5%, which was slightly higher than 28.3% for the year ended December 31, 2008.

Selling expenses:

Selling expenses were $2,932,230 for the year ended December 31, 2008, compared to $2,315,635 for the year ended December 31, 2009.  Selling expenses in 2008 were higher than in 2009 due to subsidies to retail stores. In 2008, subsidies to retail stores were included in the selling expense. Subsidies to retail stores was calculated as 1.5% of the sales revenue, which was deducted directly from the sales revenue starting from 2009.

Administrative expenses

Administrative expenses for the year ended December 31, 2009 and 2008 were $1,990,451 and $1,742,675 respectively. The increase in administrative expenses was mainly due to increases in other taxes and fees, which is part of administrative expense and increased salaries in 2009.

Income from operations:

Income from operations was $13,267,747 for the year ended December 31, 2008, compared to $18,799,158 for the year ended December 31, 2009.  The increase of $5,531,411 or 42%, was primarily the result of the increase in gross profit.

Provision for income tax

Income tax increased by $1,435,116 to $4,751,151 for the year ended December 31, 2009 from $3,316,035 for the same period in 2008.  We paid more tax in 2009 because of the increase in sales and taxable income.

Net income

Net income increased by $4,325,034, or 44% to $14,224,725 for the year ended December 31, 2009 from $9,899,691 for the same period of 2008, as a result of the factors described above.

Income attributable to noncontrolling interests

“Income attributable to noncontrolling interests” was $593,981 for the year ended December 31, 2008, compared to $853,484 for the year ended December 31, 2009. The increase of $259,503 or 44% was primarily the result of the increase in income before “Income attributable to noncontrolling interests” (or, “Net income”). It is calculated as the 6% share of the net income of Hengfeng for the year ended December 31, 2009.

Net income attributable to China Sports stockholders

“Net income attributable to China Sports stockholders” was $9,305,710 for the year ended December 31, 2008, compared to $13,371,241 for the year ended December 31, 2009, an increase of $4,065,531 or 44%, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our balance of cash and cash equivalents was $ 28,657,972.   As of December 31, 2009, our balance of cash and cash equivalents was $17,387,929.

The following table summarizes our cash flows for 2009 and 2010:

	For the Year Ended December 31,
	2010	2009
	(US$)
Net cash provided by operating activities	$14,490,325	$13,573,493
Net cash used in investing activities	(4,373,781)	(3,132,324)
Net cash provided by (used in) financing activities	213,437	(465,525)
Foreign currency translation adjustment	940,062	12,228
Cash and cash equivalents at beginning of period	17,387,929	7,400,057
Cash and cash equivalents at end of period	$28,657,972	$17,387,929

Operating activities

For the year ended December 31, 2010, cash provided by operating activities totaled $14,490,325 compared to $13,573,493 in the same period of 2009. This was primarily attributable to: i) net earnings of $19,540,623; ii) a $15,895,501 accounts receivable increase driven by revenue growth; and iii) a $9,770,908 accounts payable increase.

Investing activities

For the year ended December 31, 2010, cash used by investing activities totaled $4,373,781 compared to $3,131,123 in the same period of 2009. This was attributable to a $7,549,791 deposit for land use rights offset by $3,176,010 in loan repayment by a related party.

Financing activities

For the year ended December 31, 2010, we had net cash inflow of $213,437 from financing activities mainly due to advance from a related party of $339,000 offset by net repayments of short-term bank loans of $125,563..

The following table summarizes our cash flows for 2008 and 2009:

	For the year ended December 31,
	2009	2008
	(US$)
Net cash provided by operating activities	$13,573,493	$6,835,504
Net cash used in investing activities	(3,132,324)	(7,538,804)
Net cash used in financing activities	(465,525)	(1,650,781)
Effect of exchange rate on cash and cash equivalents	12,228	591,967
Cash and cash equivalents at beginning of period	7,400,057	9,162,171
Cash and cash equivalents at end of period	$17,387,929	$7,400,057

Operating activities

For the year ended December 31, 2009, cash provided by operating activities totaled $13,573,493 compared to $6,835,504 in the same period of 2008. This was primarily attributable to: i) net earnings of $14,224,725; ii) a $8,667,760 accounts receivable increase driven by revenue growth; and iii) a $3,960,111 accounts payable increase.

Investing activities

For the year ended December 31, 2009, cash used by investing activities totaled $3,131,324 compared to $7,538,804 in the same period of 2008. This was attributable to $2,929,030 in loan to a related party and $203,294 in purchase of new equipment.

Financing activities

For the year ended December 31, 2009, we had net cash outflow of $465,525 from financing activities for repayments of short-term bank loans and repayment to related parties.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months.  However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions that we may decide to pursue.  If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2010, 2009 and 2008 include the useful lives of property and equipment and intangible assets and assumptions used in assessing impairment for long-term assets.

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Accounts receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on our consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on our consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events(Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We expect that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

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

RBSM’s reports on the financial statements of the Company for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except, RBSM’s audit reports for the year ended December 31, 2008 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the audited financial statements of the Company for the year ended December 31, 2008 and interim unaudited financial statement through March 1, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RBSM with a copy of this report and requested that RBSM furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from RBSM, and a copy of such letter is filed as Exhibit 16.1 to the Form 8-K that was filed on March 2, 2010.

Prior to March 1, 2010, the Company did not consult with AGCA regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice that was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On July 26, 2010, we dismissed AGCA as our independent registered public accounting firm, and engaged Crowe Horwath (HK) CPA Limited for that role.

AGCA reported on the financial statements of the Company for the year ended December 31, 2009 and reviewed the financial statements of the Company for the period ended March 31, 2010. For these periods and up to July 26, 2010, there were no disagreements with AGCA on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of AGCA would have caused them to make reference thereto in their report on the financial statements for such year.

AGCA’s audit report on the financial statements of the Company for the year ended December 31, 2009 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audited financial statements of the Company for the year ended December 31, 2009, there have been no reportable events within the meaning as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company provided AGCA with a copy of this report and requested that AGCA furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from AGCA, and a copy of such letter is filed as Exhibit 16.1 to the Form 8-K that was filed on August 2, 2010.

On July 26, 2010, the Company engaged Crowe Horwath (HK) CPA Limited as the Company’s new independent registered public accounting firm. The decision to engage Crowe Horwath (HK) CPA Limited was approved by the Company’s Board of Directors on July 26, 2010. During the fiscal year ended December 31, 2009 and through July 26, 2010, neither the Company nor anyone on its behalf consulted Crowe Horwath (HK) CPA Limited with respect to (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice that was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and interim CFO Mendoza Anding Lin concluded that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

The specific material weakness identified by the Company’s management as of December 31, 2010 is described as follows:

●
The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

Remediation Initiative

Due to limited resources available in the region, we were unable to hire qualified personnel to establish sufficient internal audit functions and an audit committee before end of 2010. Our management team is working on improving our internal control procedures and will try to recruit more qualified professionals in the near future.

Conclusion

Despite the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table set forth our directors, executive officers, significant employees, as well as their ages and the positions they held, as of the date hereof.  The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Age	Position
Mendoza Anding Lin	33	President, CEO, Interim CFO and Chairman
Qionglin Lin	41	General Manager and Director
Aling Lin	23	Director
Wenwei Yuan	46	Vice General Manager
Yongchun Lai	30	Finance Manager
Liping Cai	38	Sales & Operation Manager
Mingzhong Lin	42	Product Department Manager
Dong Shen	39	Administration Manager

The following table sets forth the names, ages, and positions of our current executive officer and director. Executive officers are elected annually by our Board of Directors.

Mendoza Anding Lin, President, CEO and Chairman

Mr. Lin has served as the President of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2009.  From 2003 to 2009, Mr. Lin was the Vice General Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province.  Previously he served as the General Manager of a foreign trade company in Hong Kong from 2001 to 2003. He was also the General Manager of Chaoba Shoe Material Co., Ltd. at Quanzhou City, Fujian Province from 1999 to 2001. Mr. Lin graduated from Huaqiao University (Quanzhou) with a bachelor’s degree in 2000.

Qionglin Lin, General Manager and Director

Mr. Lin has served as the General Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2003. Mr. Lin served as the General Manager of Hengchao Shoes Co., Ltd. at Quanzhou City, Fujian Province from 2001 to 2003. Before that, he was the factory manager of Hengfeng Shoes Manufacturing Factory from 1990 to 2000. Mr. Lin graduated from Huaqiao University (Quanzhou) with a bachelor’s degree in 1993.

Aling Lin, Board Director

Ms. Lin has served as a board director and cashier of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2007. She previously served as an account in Heng Feng from 2006 to 2007. Ms. Lin graduated from National Institute of Technology, School of Beijing with a bachelor’s degree in 2007.

Wenwei Yuan, Vice General Manager

Mr. Yuan has served as the Vice General Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2003. Mr. Yuan served as General Manager of Zhengyi Sporting Products Co., Ltd., a subsidiary of Zhengda Group in Fujian Province from 2000 to 2003. He was also the General Manager of Aolin Champion Sports Ltd. from 1995 to 2000 and a Chinese delegation official of the 12th Federation International Basketball Association from 1993 to 1995. He graduated from Beijing Sport University with a bachelor’s degree in 1988.

Yongchun Lai, Finance Manager

Mr. Lai has served as the Finance Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2006. Before that, he served as the Financial Manager at Xing Quan Shoes & Plastics Co., Ltd. from 2004 to 2006. He was also an accountant at Heng Chao Shoes Co., Ltd. from 2001 to 2004. He graduated from PLA Military Economics Academy in Wuhan with a bachelor’s degree in 2003.

Liping Cai, Sales & Operation Manager

Ms. Cai has been the Sales & Operation Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2007. Ms. Cai was the General Manager in Marketing Development at Anta Sports Co., Ltd. at Jinjiang City, Fujian Province from 1997 to 2007. Before that, she served as the Sales Manager at Zhengda Shoes Co., Ltd. in Quanzhou City, Fujian Province from 1992 to 1997. She graduated from Zhejiang GongShang University with a marketing bachelor’s degree in 1995.

Mingzhong Lin, Product Department Manager

Mr. Lin has been the Product Department Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2003. Previously, Mr. Lin served as the Manufacture Manager of Heng Chao Shoes Co., Ltd., at Jinjiang City, Fujian Province from 2001 to 2003. He was also an Assistant Factory Manager at Heng Feng Shoes Manufacturing Factory at Jinjiang City, Fujian Province from 1990 to 2000. He graduated from Liming Vocational University (Quanzhou) with a bachelor’s degree in 1990.

Dong Shen, Administration Manager

Mr. Shen has been the Administration Manager of Heng Feng Shoes & Clothing Co., Ltd. at Jinjiang City, Fujian Province since 2004. Previously he served as an Administrative Assistant at Chaoba Shoes Material Co., Ltd. from 1999 to 2004. Mr. Shen graduated from Xihua University with a bachelor’s degree in 1996.

Employment Agreements

We currently do not have employment agreement with any of our directors and executive officers.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by the Company, for the year ended December 31, 2010 and 2009.  The table below sets forth the positions and compensations for each officer and director of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Mendoza Anding Lin, President, CEO, Interim CFO & Chairman (1)	2010	59,059							59,059
	2009	28,907	0	0	0	0	0	0	28,907
Qionglin Lin, General Manager and Director	2010	72,827							72,827
	2009	30,664	0	0	0	0	0	0	30,664
Aling Lin, Director	2010	5,757							5,757
	2009	5,397	0	0	0	0	0	0	5,397
Wing Sang Tommy Lo (1)	2010	62,043							62,043
	2009	0	0	0	0	0	0	0	0
Thomas A. Rose, President and Director (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Marc J. Ross, Secretary and Director (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Darrin M. Ocasio, Director (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)
On November 26, 2010, Tommy Lo resigned as the chief financial officer of the Company effective immediately.  On March 18, 2011, Mr. Mendoza Anding Lin was appointed as the interim chief financial officer.

(2)
On February 12, 2010, Thomas A. Rose and Marc J. Ross resigned as the officers of the Company effective immediately. In addition, Thomas A. Rose, Marc J. Ross and Darrin M. Ocasio resigned as the directors of the Company effective February 26, 2010.

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

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Mendoza Anding Lin	6,300,000	81.3%
Qionglin Lin	0	0
Aling Lin	0	0
All Executive Officers and Directors as a group (3 persons)	6,300,000	81.3%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)	Except as otherwise stated, the address is Yangdai Village, Chendai County, Jinjiang City, Fujian Province, People’s Republic of China.

(3)
Applicable percentage of ownership is based on 7,750,000 shares of common stock issued and outstanding after the Share Exchange and the return of 2,250,000 shares of common stock to treasury by two shareholders on February 14, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Loans due from a related party

As of December 31, 2009, the Company had advances from Mr. Qionglin Lin for a total of $3,148,707.  The loan was unsecured, bearing interest at 10% per annum and was originally repayable in one lump sum on or before September 22, 2010. On April 5, 2010, the Company and Mr. Qionglin Lin entered into a revised scheme of settlement, pursuant to which $2,929,845 (i.e. RMB20,000,000) of the loan was repaid to the Company on April 30, 2010 and whereas the remaining balance of approximately $292,984 was repaid before May 31, 2010.

The Company recognized interest income of $73,861 and $219,587 on the loan due from Mr. Qionglin Lin for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had advances from Mr.  Mendoza Anding Lin for a total of $339,000 and nil, respectively, which are non-interest bearing, unsecured and without a fixed repayment date.

Guarantees for the Company’s loans

Fujian Jinjiang Chenli Yangli Hengfeng Shoe-making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $181,195 and $109,838 as of December 31, 2010 and December 31, 2009.

Mr. Qionglin Lin, the general manager of the Company, provided guarantees for the Company’s short-term bank loans of $1,268,366 and $1,354,676 as of December 31, 2010 and December 31, 2009, respectively.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We currently do not have any independent directors on our board. However, at such time in the future that we make an application to list on a higher exchange, we will appoint independent directors to our board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed and to be billed to the Company for professional audit services rendered by its principal accountants:

	2010	2009

Audit fees (1)	$259,000	$-
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$259,000	$-
______________
(1)
“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)
“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

(3)
“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

(4)	“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

The Company’s Board of Directors acting as the audit committee pre-approved the audit services performed by Crowe Horwath (HK) CPA Limited for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company and Kobe Sport (International) Company Limited, dated February 12, 2010 (Incorporated by reference to exhibit 2.1 on Form 8-K filed on February 12, 2010).

3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form 10-SB filed on May 2, 2007).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form 10-SB filed May 2, 2007).

16.1	Letter from RBSM LLP, dated February 26, 2010 (Incorporated by reference to exhibit 16.1 on Form 8-K filed on March 2, 2010).

16.2	Letter from AGCA Inc., dated July 26, 2010 (Incorporated by reference to exhibit 16.1 on Form 8-K filed on August 2, 2010).

21.1	List of subsidiaries of the Registrant *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SPORTS HOLDING COMPANY LIMITED

Date: April 15, 2011	By:	/s/ Mendoza Anding Lin
Mendoza Anding Lin
President, Chief Executive Officer, Interim Chief Financial Officer and Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mendoza Anding Lin	President, Chief Executive Officer,	April 15, 2011
Mendoza Anding Lin	Interim Chief Financial Officer and Chairman

/s/ Qionglin Lin	General Manager and Director	April 15, 2011
Qionglin Lin

/s/ Aling Lin	Director	April 15, 2011
Aling Lin

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Sports Holding Company Limited

We have audited the accompanying consolidated balance sheet of China Sports Holding Company Limited (“Company”) and subsidiaries as of December 31, 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2010 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KOBE SPORT (INTERNATIONAL) COMPANY LIMITED:

We have audited the accompanying consolidated balance sheet of Kobe Sport (International) Company Limited (a wholly-owned subsidiary of China Sports Holding Company Limited–successor to Kobe Sport (International) Company Limited) and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, the results of its operations and its cash flows for each of the two years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the Company completed a reverse acquisition of China Sports Holding Company Limited (formerly known as Mondo Acquisition III, Inc.) on February 12, 2010. As a result, the equity section and earnings per share data of the Company have been retroactively restated to reflect the reverse acquisition.

/s/ AGCA CPA Limited

AGCA CPA Limited
Hong Kong, April 9, 2010

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,657,972	$17,387,929
Accounts receivable, net of $nil allowance	39,060,384	22,125,979
Prepaid land use rights – current portion	18,015	17,473
Inventories	2,212,384	1,687,090
Loan due from a related party	-	3,148,707
Total current assets	69,948,755	44,367,178

OTHER ASSETS
Property, plant and equipment, net	9,234,482	9,837,833
Deposit for land use right	7,549,791	−
Prepaid land use rights – long-term portion	799,345	792,761
Total non-current assets	17,583,618	10,630,594

Total assets	$87,532,373	$54,997,772

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	$1,268,365	$1,354,676
Accounts payable	24,761,843	14,329,705
Other payables and accruals	1,250,800	1,243,656
Due to a related party	339,000	-
Income taxes payable	2,079,049	1,360,954
Total current liabilities	29,699,057	18,288,991

Total liabilities	29,699,057	18,288,991

STOCKHOLDERS' EQUITY Preferred stock, $0.001 par: 10,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, $0.001 par: 40,000,000 shares authorized, 10,000,000 and 9,000,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	10,000	9,000
Additional paid-in capital	2,402,198	2,399,003
Statutory reserves	2,009,528	2,009,528
Retained earnings	46,757,350	28,409,504
Accumulated other comprehensive income	3,164,153	1,679,219
Total China Sports stockholders' equity	54,343,229	34,506,254

Non-controlling interests	3,490,087	2,202,527

Total equity	57,833,316	36,708,781

Total liabilities and stockholders' equity	$87,532,373	$54,997,772

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31,
	2010	2009	2008

Revenue	$109,722,921	$81,187,591	$63,406,121

Cost of goods sold	(77,552,330)	(58,082,347)	(45,463,469)

Gross profit	32,170,591	23,105,244	17,942,652

Selling expenses	(3,048,995)	(2,315,635)	(2,932,230)
General and administrative expenses	(3,017,779)	(1,990,451)	(1,742,675)

Income from operations	26,103,817	18,799,158	13,267,747
Other income (expense):
Interest income	140,524	258,717	77,603
Interest expense	(70,014)	(81,999)	(129,624)

Total other income (expense)	70,510	176,718	(52,021)

Income before income tax	26,174,327	18,975,876	13,215,726

Provision for income tax	(6,633,704)	(4,751,151)	(3,316,035)

Net income	19,540,623	14,224,725	9,899,691

Income attributable to non-controlling interests	(1,192,777)	(853,484)	(593,981)

Net income attributable to China Sports stockholders	$18,347,846	$13,371,241	$9,305,710

Other comprehensive income attributable to China Sports stockholders:
Foreign currency translation adjustment	1,484,934	25,268	1,000,295

Comprehensive income attributable to China Sports stockholders	$19,832,780	$13,396,509	$10,306,005

Comprehensive income attributable to non-controlling interests	1,287,560	855,096	657,831

Total comprehensive income	$21,120,340	$14,251,605	$10,963,836

Earnings per share attributable to China Sports stockholders
Basic	$1.86	$1.49	$1.03
Diluted	$1.86	$1.49	$1.03

Weighted average number of shares outstanding
Basic	9,882,192	9,000,000	9,000,000
Diluted	9,882,192	9,000,000	9,000,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

	Attributable to China Sports stockholders
	Common Stock		Additional			Accumulated Other	Non-
	Number of		Paid-in	Statutory	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

At January 1, 2008	9,000,000	$9,000	$2,399,003	$1,019,559	$8,752,701	$653,656	$819,186	$13,653,105

Net income	-	-	-	-	9,305,710	-	593,981	9,899,691
Foreign currency translation adjustment	-	-	-	-		1,000,295	63,850	1,064,145

Appropriation of statutory reserves	-	-	-	989,969	(989,969)	-	-	-

Special dividend paid	-	-	-	-	(2,030,179)	-	(129,586)	(2,159,765)

At December 31, 2008	9,000,000	$9,000	$2,399,003	$2,009,528	$15,038,263	$1,653,951	$1,347,431	$22,457,176

Net income	-	-	-	-	13,371,241	-	853,484	14,224,725

Foreign currency translation adjustment	-	-	-	-	-	25,268	1,612	26,880

At December 31, 2009	9,000,000	$9,000	$2,399,003	$2,009,528	$28,409,504	$1,679,219	$2,202,527	$36,708,781

Effect of reverse acquisition (Note 1)	1,000,000	1,000	3,195	-	-	-	-	4,195

Net income	-	-	-	-	18,347,846	-	1,192,777	19,540,623

Foreign currency translation adjustment	-	-	-	-	-	1,484,934	94,783	1,579,717

At December 31, 2010	10,000,000	$10,000	$2,402,198	$2,009,528	$46,757,350	$3,164,153	$3,490,087	$57,833,316

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,540,623	$14,224,725	$9,899,691
Adjustments to reconcile net income to cash provided by operating activities
Interest income receivable on loan due from a related party	-	(219,587)	-
Depreciation and amortization	906,537	900,011	538,174
(Increase) decrease in assets:
Accounts receivable	(15,895,501)	(8,667,760)	(2,958,968)
Other receivables	-	1,347,797	460,462
Inventories	(462,688)	1,502,556	(530,979)
Increase (decrease) in liabilities:
Accounts payable	9,770,908	3,960,111	(870,095)
Other payables and accruals	(30,763)	86,087	(26,178)
Income taxes payable	661,209	439,553	323,397
Net cash provided by operating activities	14,490,325	13,573,493	6,835,504

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment by (loan to) a related party	3,176,010	(2,929,030)	-
Purchase of property, plant and equipment	-	(203,294)	(7,538,804)
Payment of deposit for land use right	(7,549,791)	-	-
Net cash used in investing activities	(4,373,781)	(3,132,324)	(7,538,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	-	(399,649)	(138,945)
Advances from a related party	339,000	-	-
Proceeds from short-term borrowings	1,240,860	1,419,997	2,185,682
Repayments of short-term bank loans	(1,366,423)	(1,485,873)	(1,537,753)
Special dividend paid to non-controlling interests	-	-	(129,586)
Special dividend paid to Kobe Sport stockholders	-	-	(2,030,179)
Net cash provided by (used in) financing activities	213,437	(465,525)	(1,650,781)

Foreign currency translation adjustment	940,062	12,228	591,967

Net increase (decrease) in cash and cash equivalents	11,270,043	9,987,872	(1,762,114)

Cash and cash equivalents, beginning of year	17,387,929	7,400,057	9,162,171

Cash and cash equivalents, end of year	$28,657,972	$17,387,929	$7,400,057

NON-CASH INVESTING AND FINANCING ACTIVITIES
Interest receivable on loan due from a related party	$-	$219,587	$-

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$70,014	$81,999	$129,624
Cash paid for income taxes	$5,972,495	$4,311,598	$2,992,639

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

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

Corporate organization

As of December 31, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Ownership by the Company	Principal activities

Kobe Sport (International) Company Limited (“Kobe Sport”)	British Virgin Islands September 25, 2009	100%	Intermediate holding company

Nam Kwong Trading Company Limited (“Nam Kwong”)	Hong Kong October 8, 2009	100% (through Kobe Sport)	Intermediate holding company

Kobe Brand and Properties Management Company Limited (“Kobe Brand”)	Hong Kong April 26, 2010	100% (through Kobe Sport)	Not yet commenced business

Fujian Jinjiang Hengfeng Shoes & Garments Co., Ltd. (“Hengfeng”)	People’s Republic of China (“PRC”) March 2, 1992	94% (through Nam Kwong)	Design, manufacturing and sales of sports shoes, sportswear and related accessories

Share Exchange

On February 12, 2010, the Company entered into a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 9,000,000 shares of its common stock, par value $0.001, to the shareholders of Kobe Sport (the “Kobe Sport Shareholders”) in exchange for all the issued and outstanding shares of Kobe Sport (the “Share Exchange”).  As a result of the Share Exchange, Kobe Sport has become the Company’s wholly-owned subsidiary and Kobe Sport Shareholders acquired 90% of the Company’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Anding Lin (the managing director of Kobe Sport and all of its operating subsidiaries, “Mr. Lin”) was appointed the Chief Executive Officer of the Company.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation
The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

As a result of the Share Exchange, which has been accounted for as a reverse acquisition using the purchase method of accounting, Kobe Sport (International) Company Limited is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquire (legal acquirer). The audited consolidated financial statements of Kobe Sport (International) Company Limited as of December 31, 2009 and for the two years then ended have been adopted as comparative figures in these financial statements.

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2010, 2009 and 2008 include the useful lives of property and equipment and intangible assets and assumptions used in assessing impairment for long-term assets.

Cash and cash equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Accounts receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	50
Machinery	10
Office equipment	5

Prepaid land use rights

Lease prepayments represent lump sum payment for land use rights in the PRC.  The amount is expensed on a straight-line basis over the period of land use rights of 50 years.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Research and development costs

Research and development costs are expensed as incurred. During the years ended December 31, 2010, 2009 and 2008, research and development costs charged to administrative expense were $209,811, $158,896 and $137,386, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to selling expense were $2,754,205, $2,123,965 and $1,759,254 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the years ended December 31, 2010, 2009 and 2008 were $60,152, $14,583 and $8,079, respectively.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”.  FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”).  The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

	December 31, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.6227	US$1=RMB6.8282

For the Year ended December 31,
	2010	2009	2008
Items in the statements of income and cash flows	US$1=RMB 6.7695	US$1=RMB 6.8310	US$1=RMB6.9452

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

Earnings per share
The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, "Earnings per Share". FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies
The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recently issued accounting standards

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirements, the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

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

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivables, accounts and notes payables, other payables and accruals and due from related parties approximate their fair values due to their short maturities.

NOTE 4    ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	December 31,	December 31,
	2010	2009

Accounts receivable	$39,060,384	$22,125,979
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$39,060,384	$22,125,979

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts provided as of December 31, 2010 or December 31, 2009

NOTE 5    INVENTORIES

Inventories by major categories are summarized as follows:
	December 31,	December 31,
	2010	2009

Raw materials	$557,061	$558,990
Work in progress	1,086,706	317,072
Finished goods	568,617	811,028

	$2,212,384	$1,687,090

Included in work in progress were inventories of $446,389 and $126,649 as of December 31, 2010 and December 31, 2009, respectively, which were at subcontractors’ locations.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 6    LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying the Company’s buildings and production facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights for the years ended December 31, 2010 and 2009 and 2008 were $17,625, $16,938 and $20,045, respectively. As of December 31, 2010, the estimated expense of the prepaid land use rights over each of the next five years will be $18,015 per annum.

As of December 31, 2010, the deposit for land use rights represented the payment made by Hengfeng to acquire a 50-year right to use a parcel of land pursuant to the land use rights transfer agreement between Hengfeng and the PRC local land authority dated January 16, 2010, for a price of $7,549,791. The land will be used for the extension of Hengfeng’s existing factory buildings. As of December 31, 2010, the relevant formalities were not completed, hence Hengfeng has not yet obtained the legal title to the land use rights. On September 8, 2010, a supplemental agreement was signed whereby if the relevant formalities are not completed by September 6, 2011, the local land authority agreed to repay $4,529,875 (RMB30 million) on March 6, 2012 and the remaining balance of $3,019,916 (RMB20 million) plus interest accruing at 10% per annum on June 6, 2012 .  An independent third party, Jinjiang Hengchao Co., Ltd. has guaranteed the repayment of the amount.

Land use rights with a net carrying value of $177,921 and $175,632 as of December 31, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

NOTE 7    PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2010	2009

Cost:
Buildings	$3,086,204	$2,993,322
Machinery	9,099,683	8,825,821
Office equipment	380,165	368,724

Total cost	12,566,052	12,187,867
Less: Accumulated depreciation	(3,331,570)	(2,350,034)

Net book value	$9,234,482	$9,837,833

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $888,912, $883,073 and $518,129, respectively.

Buildings with a net book value of $1,012,396 and $998,675 as of December 31, 2010 and December 31, 2009, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

NOTE 8   OTHER PAYABLES AND ACCRUALS

	December 31,	December 31,
	2010	2009

Accrued staff costs and other operating expenses	$421,105	$280,126
Value added tax payable	747,336	435,453
Other taxes payable	82,359	528,077

	$1,250,800	$1,243,656

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 9    SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following loans granted by Industrial Bank Co., Ltd.:

	Annual interest rate
	December 31, 2010	December 31, 2009		December 31, 2010	December 31, 2009
Maturity date			Collateral

February 23, 2011 extended to February 23, 2012	5.31%		Guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	$181,195	$-
March 4, 2011 extended to March 3, 2012	5.31%		Guaranteed by third parties and the general manager of Hengfeng	181,195	-
September 21, 2011	7.02%		Guaranteed by third parties and the general manager of Hengfeng	226,493	-
February 25, 2010		5.31%	Guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	-	109,838
March 31, 2011, extended to March 31, 2012	7.27%	5.31%	The Company’s land use right and buildings and guaranteed by third parties and the general manager of Hengfeng	377,490	366,129
September 26, 2009, extended to September 25, 2010		5.31%	Guaranteed by a third party entity and the general manager of Hengfeng	-	109,839
September 26, 2009, extended to September 25, 2010		5.31%	Guaranteed by a third party entity, the general manager of Hengfeng and a third party individual	-	109,839
April 2, 2010		5.31%	The Company’s land use right and guaranteed by the general manager of Hengfeng	-	183,064
April 6, 2010		5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	-	183,064
April 22, 2010,extended to April 19, 2011	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	196,295	190,387
August 26, 2010 extended to August 24, 2011	7.02%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	105,697	102,516

				$1,268,365	$1,354,676

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 10    STATUTORY RESERVES

In accordance with the PRC Companies Law, Hengfeng, the PRC subsidiary, is required to transfer 10% of its profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve until such reserve reached 50% of registered capital of the Company’s PRC subsidiaries.  The statutory surplus reserve is non-distributable.  No transfer to statutory surplus reserves has been made during the years end December 31, 2010 and 2009 as such reserves reached 50% of the registered capital of Hengfeng.

NOTE 11    EMPLOYEE BENEFITS

The full-time employees of the Company’s PRC subsidiary are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The Company’s PRC subsidiary is required to accrue for these benefits based on certain fixed percentages of the employees’ salaries in accordance with the relevant regulations and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the statements of income for such employee benefits amounted to $225,609, $195,252 and $169,579 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 12    INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdictions in which they operate.

China Sports is subject to taxes in the U.S.

Kobe Sport, being incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.

Nam Kwong and Kobe Brand are subject to Hong Kong income tax on their taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the years ended December 31, 2010, 2009 and 2008.

Hengfeng is subject to PRC income taxes.  On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.  Therefore, Hengfeng has been subject to an EIT rate of 25% on its taxable income for the years ended December 31, 2010, 2009 and 2008.

The Company’s provision for income taxes consisted of:

	For the Year Ended December 31,
	2010	2009	2008

Current – PRC	$6,633,704	$4,751,151	$3,316,035
Deferred	-	-	-
	$6,633,704	4,751,151	$3,316,035

A reconciliation of the provision for income taxes to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2010	2009	2008

Pre-tax income	$26,174,327	$18,975,876	$13,215,726
United States federal corporate income tax rate	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	8,899,271	6,451,798	4,493,347
Change in valuation allowance	115,260	-	-
Rate differential for PRC earnings	(2,386,199)	(1,707,829)	(1,189,416)
Non-deductible expenses and non-taxable income	5,372	7,182	12,104

Provision for income tax	$6,633,704	$4,751,151	$3,316,035

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 12    INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	December 31, 2010	December 31, 2009

Net operating losses carried forward	$115,260	$-
Less: Valuation allowance	(115,260)	-

Net deferred tax assets	$-	$-

As of December 31, 2010 and 2009, the Company had $339,000 and nil net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2030. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2010 and 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2010, 2009 and 2008, and no provision for interest and penalties is deemed necessary as of December 31, 2010 and 2009.

The New EIT Law imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008.  Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of Hengfeng as of December 31, 2010 and 2009, since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the income tax returns of Hengfeng for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities.

NOTE 13    EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Year Ended December 31,
	2010	2009	2008

Income available to common shareholders (basic and diluted):
- Net income	$18,347,846	$13,371,241	$9,305,710

Weighted average number of shares:
- Basic and diluted	9,882,192	9,000,000	9,000,000

Net income per share
- Basic	$1.86	$1.49	$1.03
- Diluted	$1.86	$1.49	$1.03

The weighted average numbers of shares outstanding during 2009 and 2008 have been restated to reflect the recapitalization on February 12, 2010.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 14    RELATED PARTY TRANSACTIONS

		December 31,	December 31,
		2010	2009

Loan due from a related party:
Mr. Qionglin Lin, the general manager of the Company	(a)	$-	$3,148,707
Due to related party Mr. Anding Lin, the Chief Executive Officer and Interim Chief Financial Officer of the Company	(b)	$339,000	$-

(a)
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

The Company recognized interest income of $73,861, $219,587 and nil on the loan due from Mr. Qionglin Lin for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	The amount due to Mr Anding Lin was non-interest bearing, unsecured and without fixed repayment date.

Guarantees for the Company’s loans

Fujian Jinjiang Chenli Yangli Hengfeng Shoe-Making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $181,195 and $109,838 as of December 31, 2010 and December 31, 2009, respectively (See Note 9).

Mr. Qionglin Lin, the general manager of the Company, provided guarantees for the Company’s short-term bank loans of $1,268,365 and $1,354,676 as of December 31, 2010 and December 31, 2009, respectively (See Note 9).

NOTE 15   CERTAIN RISKS AND CONCENTRATIONS

Credit risk

As of December 31, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2010, 2009 and 2008, all of the Company’s revenue arose in the PRC.  In addition, all accounts receivable as of December 31, 2010 and 2009 were due from customers located in the PRC.

As of December 31, 2010, there was no customer who accounted for 10% or more of the accounts receivable of the Company.  As of December 31, 2009, there was one customer who accounted for 11% of the accounts receivable of the Company.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2009.

There were no customers who accounted for 10% or more of the Company’s revenue for the year ended December 31, 2010.  There was two customer who accounted for 12% and 10% of the Company’s revenue for the year ended December 31, 2009.  Except for the afore-mentioned, there was no other single customer who accounted for 10% or more of the Company’s revenue for the year ended December 31, 2009. There was no single customer who accounted for more than 10% of the Company’s revenue for the year ended December 31, 2008.

Concentration of suppliers

The five largest subcontractors or suppliers accounted for 41.9%, 44.4% and 35.1% of the total value of the Company’s purchases made during the years ended December 31, 2010, 2009 and 2008, respectively, out of which one single subcontractor accounted for 10.2%, 15.3% and 10.1%, respectively. Except for the afore-mentioned, there was no other single subcontractor or supplier who accounted for 10% or more of the Company’s purchases for the year ended December 31, 2010, 2009 or 2008.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 16    COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2010 are as follows:

Payable within:
- fiscal year ending December 31, 2011	$66,799
- fiscal year ending December 31, 2012	31,192
- fiscal year ending December 31, 2013 and thereafter	-
Total	$97,991

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

Throughout the years ended December 31, 2010, 2009 and 2008, all of the Company’s revenue was derived from China and all of its long-lived assets were located in China.

The Company’s major product categories are (1) sports shoes, which include casual shoes, basketball shoes, jogging shoes, skate board and other shoes, (2) sportswear and (3) accessories: sports bags, wristlets, basketballs, travel bags, hats, sport socks, shields and scarfs, etc. The following table sets out the analysis of the Company’s revenue by product:
	For the Years Ended December 31,
	2010	2009	2008
Net revenue from external customers:
Sports shoes	$65,610,612	$46,014,686	$41,473,871
Sportswear	38,764,420	29,826,083	18,799,094
Accessories	5,347,889	5,346,822	3,133,156

Total	$109,722,921	$81,187,591	$63,406,121

NOTE 18    SUBSEQUENT EVENTS

On February 14, 2011, two shareholders returned a total of 2,250,000 shares of common stock to treasury.

On March 18, 2011 the Board of Directors appointed Mendoza Anding Lin as the Interim Chief Financial Officer of the Company with immediate effect. Mr. Mendoza Anding Lin currently serves as the Company’s President and Chief Executive Officer.

NOTE 19    RESTRICTED NET ASSETS

The Company’s operations are substantially conducted through Hengfeng and Hengfeng may only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 10).

In addition, Hengfeng's business transactions and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control measures imposed by the PRC government may restrict the ability of Hengfeng to transfer their net assets to the Company through loans, advances or cash dividends.  The net assets of Hengfeng in aggregate exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 19    RESTRICTED NET ASSETS (CONTINUED)

The Company records its investment in subsidiaries under the equity method of accounting in the condensed parent company financial statements.  Such investment and long-term loans to subsidiaries are presented on the condensed balance sheets as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the condensed statements of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2009 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the consolidated financial statements, if any.

Supplemental Parent Company Financial Information – China Sports Holding Company Limited

Condensed Balance Sheets

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,195	$-
Total current assets	4,195	-

Investments in subsidiaries	54,678,034	34,506,254
Total assets	$54,682,229	$34,506,254

LIABILITIES
Current liabilities:
Due to a related party	$339,000	$-
Total current liabilities	339,000	-

Stockholders’ equity
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of December 31, 2010 and 2009	-	-
Common stock, $0.001 par: 40,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	10,000	9,000
Additional paid-in capital	2,402,198	2,399,003
Retained earnings	48,766,878	30,419,032
Accumulated other comprehensive income	3,164,153	1,679,219
Total stockholders' equity	54,343,229	34,506,254
Total liabilities and stockholders' equity	$54,682,229	$34,506,254

Condensed Statements of Income

	For the Year Ended December 31,
	2010	2009	2008

Equity in income of subsidiaries	$18, 686,846	$13,371,241	$9,305,710
Administrative expenses	(339,000)	-	-
Net income	$18,347,846	$13,371,241	$9,305,710

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

NOTE 19    RESTRICTED NET ASSETS (CONTINUED)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009	2008

Net cash used in operating activities	$(339,000)	$-	$-
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	343,195	-	-
Cash, beginning of year	-	-	-
Cash, end of year	$4,195	$-	$-