Form 10-Q
period 2011-03-31
China Sports Holding Co Ltd
filed 2011-05-23
CIK 1392446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______to______

CHINA SPORTS HOLDING COMPANY LIMITED
(Exact name of registrant as specified in Charter)

Delaware	000-52623	37-1532843
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Yangdai Village, Chendai County
Jinjiang City, Fujian Province
People’s Republic of China
(Address of Principal Executive Offices)
_______________

+86 (139) 1074-2777
(Issuer Telephone number)
_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 23, 2011: 10,000,000

CHINA SPORTS HOLDING COMPANY LIMITED

FORM 10-Q

March 31, 2011

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited).	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	11

PART II - OTHER INFORMATION

Item 6.	Exhibits.	12

SIGNATURES		13

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Sports Holding Company Limited. “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES

5

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$35,142,905	$28,657,972
Accounts receivable, net of $nil allowance	34,550,212	39,060,384
Prepaid land use rights – current portion	18,197	18,015
Inventories	2,865,857	2,212,384

Total current assets	72,577,171	69,948,755

OTHER ASSETS
Property, plant and equipment, net	9,803,291	9,234,482
Deposit for land use right	7,626,136	7,549,791
Prepaid land use rights – long-term portion	802,879	799,345
Total non-current assets	18,232,306	17,583,618

Total assets	$90,809,477	$87,532,373

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	$1,281,191	$1,268,365
Accounts payable	23,298,892	24,761,843
Other payables and accruals	1,547,302	1,250,800
Due to a related party	403,347	339,000
Income taxes payable	1,446,856	2,079,049

Total current liabilities	27,977,588	29,699,057

Total liabilities	27,977,588	29,699,057

STOCKHOLDERS' EQUITY Preferred stock, $0.001 par: 10,000,000 shares authorized, none shares issued and outstanding		-
Common stock, $0.001 par: 40,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	10,000	10,000
Additional paid-in capital	2,402,198	2,402,198
Statutory reserves	2,009,528	2,009,528
Retained earnings	50,882,107	46,757,350
Accumulated other comprehensive income	3,734,193	3,164,153
Total China Sports stockholders' equity	59,038,026	54,343,229

Non-controlling interests	3,793,863	3,490,087

Total equity	62,831,889	57,833,316

Total liabilities and stockholders' equity	$90,809,477	$87,532,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2011	2010

NET REVENUE	$30,753,441	$14,799,048
Cost of goods sold	(22,689,307)	(10,582,313)

GROSS PROFIT	8,064,134	4,216,735

Operating expenses:
Selling expenses	(996,984)	(732,127)
General and administrative expenses	(1,194,356)	(542,536)
Total operating expenses	(2,191,340)	(1,274,663)

Income from operations	5,872,794	2,942,072

Other income (expenses):
Interest income	28,949	84,778
Interest expense	(18,722)	(17,987)
Total other income	10,227	66,791

Income before income taxes	5,883,021	3,008,863
Provision for income taxes	(1,490,874)	(752,216)

Net income	4,392,147	2,256,647

Income attributable to non-controlling interests	(267,390)	(135,399)

Net income attributable to China Sports stockholders	$4,124,757	$2,121,248

Other comprehensive income attributable to China Sports stockholders
Foreign currency translation adjustments	570,040	9,792

Comprehensive income attributable to China Sports stockholders	4,694,797	2,131,040

Comprehensive income attributable to non-controlling interests	303,776	136,024

Total comprehensive income	$4,998,573	$2,267,064

Earnings per share attributable to China Sports stockholders
Basic	$0.41	$0.22
Diluted	$0.41	$0.22

Weighted average number of shares outstanding
Basic	10,000,000	9,533,333
Diluted	10,000,000	9,533,333

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

	Attributable to China Sports stockholders
	Common Stock		Additional			Accumulated Other	Non-
	Number of		Paid-in	Statutory	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

At January 1, 2011	10,000,000	$10,000	$2,402,198	$2,009,528	$46,757,350	$3,164,153	$3,490,087	$57,833,316

Net income	-	-	-	-	4,124,757	-	267,390	4,392,147

Foreign currency translation adjustment	-	-	-	-	-	570,040	36,386	606,426

At March 31, 2011	10,000,000	$10,000	$2,402,198	$2,009,528	$50,882,107	$3,734,193	$3,793,863	$62,831,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
UNAUDITED CONSEDNSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,392,147	$2,256,647
Adjustments to reconcile net income to cash provided by operating activities
Interest income receivable on loan due from a related party	-	(73,240)
Depreciation and amortization	243,458	224,937
(Increase) decrease in assets:
Accounts receivable	4,885,192	8,383,659
Inventories	(628,531)	495,542
Increase (decrease) in liabilities:
Accounts payable	(1,706,374)	(5,058,378)
Other payables and accruals	282,696	(81,623)
Income taxes payable	(650,558)	(549,163)
Net cash provided by operating activities	6,818,030	5,598,381

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(712,419)	-
Payment of deposit for land use right	-	(7,324,612)
Net cash used in investing activities	(712,419)	(7,324,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	64,347	-
Repayments of short-term bank loans	-	(124,507)
Net cash provided by (used in) financing activities	64,347	(124,507)

Foreign currency translation adjustment	314,975	9,519

Net increase (decrease) in cash and cash equivalents	6,484,933	(1,841,219)

Cash and cash equivalents, beginning of period	28,657,972	17,387,929

Cash and cash equivalents, end of period	$35,142,905	$15,546,710

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$18,722	$17,986
Cash paid for income taxes	$2,141,431	$4,314,187

NON-CASH INVESTING AND FINANCING ACTIVITIES
Interest receivable on loan due from a related party	$-	$195,306

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
As of March 31, 2011, details of the subsidiaries of the Company are as follows:

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

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Kobe Sport is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The financial statements before the date of the Share Exchange are those of Kobe Sport with the results of the Company being consolidated from the date of the Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation
These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Basis of consolidation
These condensed consolidated financial statements include the financial statements of China Sports and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

Prepaid land use rights
Lease prepayments represent lump sum payments for land use rights in the PRC.  The amount is expensed on a straight-line basis over the period of land use rights of 50 years.

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

Research and development costs
Research and development costs are expensed as incurred. During the three months ended March 31, 2011 and 2010, research and development costs charged to administrative expense were $77,084 and $46,142, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling expense were $890,904 and $673,782 for the three months ended March 31, 2011 and 2010, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the three months ended March 31, 2011 and 2010 were $0 and $5,312, respectively.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.5564	US$1=RMB 6.6227

Three months ended March 31,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5832	US$1=RMB 6.8269

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

Recent accounting pronouncements
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a trouble debt restructuring For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

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

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2011 or December 31, 2010.

The carrying values of cash and cash equivalents, accounts receivables, accounts payable, other payables and accruals and due to a related party approximate their fair values due to their short maturities.

NOTE 4    ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	March 31,	December 31,
	2011	2010

Accounts receivable	$34,550,212	$39,060,384
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$34,550,212	$39,060,384

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts provided as of March 31, 2011 or December 31, 2010

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5    INVENTORIES

Inventories by major categories are summarized as follows:
	March 31,	December 31,
	2011	2010

Raw materials	$570,139	$557,061
Work in progress	1,204,540	1,086,706
Finished goods	1,091,178	568,617

	$2,865,857	$2,212,384

Included in work in progress were inventories of $540,082 and $446,389 as of March 31, 2011 and December 31, 2010, respectively, which were at subcontractors’ locations.

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

The amounts expensed on prepaid land use rights for the three months ended March 31, 2011 and 2010 were $4,531 and $4,366, respectively. As of March 31, 2011, the estimated expense of the prepaid land use rights over each of the next five years will be $18,197 per annum.

As of March 31, 2011, the deposit for land use rights represented the payment made by Hengfeng to acquire a 50-year right to use a parcel of land pursuant to the land use rights transfer agreement between Hengfeng and the PRC local land authority dated January 16, 2010, for a price of $7,626,136 (RMB50 million). The land will be used for the extension of Hengfeng’s existing factory buildings. As of March 31, 2011, the relevant formalities were not completed, hence Hengfeng has not yet obtained the legal title to the land use rights. On September 8, 2010, a supplemental agreement was signed whereby if the relevant formalities are not completed by September 6, 2011, the local land authority agreed to repay $4,575,682 (RMB30 million) on March 6, 2012 and the remaining balance of $3,050,454 (RMB20 million) plus interest accruing at 10% per annum on June 6, 2012 .  An independent third party, Jinjiang Hengchao Co., Ltd. has guaranteed the repayment of the amount.

Land use rights with a net carrying value of $180,864 and $177,921 as of March 31, 2011 and December 31, 2010, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

NOTE 7    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2011	2010

Cost:
Buildings	$3,117,412	$3,086,204
Machinery	9,907,033	9,099,683
Office equipment	384,010	380,165

Total cost	13,408,455	12,566,052
Less: Accumulated depreciation	(3,605,164)	(3,331,570)

Net book value	$9,803,291	$9,234,482

Depreciation expense for the three months ended March 31, 2011 and 2010 was $238,927 and $220,571, respectively.

Buildings with a net book value of $1,005,192 and $1,012,396 as of March 31, 2011 and December 31, 2010, respectively, have been pledged as collateral against the short-term bank loans (see Note 9).

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8    OTHER PAYABLES AND ACCRUALS

	March 31,	December 31,
	2011	2010

Accrued staff costs	$389,794	$421,105
Value added tax payable	609,054	747,336
Other tax payable	78,213	82,359
Accrued expenses	470,241	-

	$1,547,302	$1,250,800

NOTE 9    SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following loans granted by Industrial Bank Co., Ltd.:

	Annual interest rate
Maturity date	March 31, 2011	December 31, 2010	Collateral	March 31, 2011	December 31, 2010

February 23, 2011 extended to February 23, 2012	7.02%	5.31%	Guaranteed by a minority shareholder of Hengfeng and the general manager of Hengfeng	$183,027	$181,195
March 4, 2011 extended to March 3, 2012	7.02%	5.31%	Guaranteed by third parties and the general manager of Hengfeng	183,027	181,195
September 21, 2011	7.02%	7.02%	Guaranteed by third parties and the general manager of Hengfeng	228,784	226,493
March 31, 2011, extended to March 31, 2012	7.27%	7.27%	The Company’s land use right and buildings and guaranteed by third parties and the general manager of Hengfeng	381,307	377,490
April 19, 2011, extended to April 19, 2012 with interest rate increased to 7.27%	5.31%	5.31%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	198,280	196,295
August 24, 2011	7.02%	7.02%	The Company’s land use right and buildings and guaranteed by the general manager of Hengfeng	106,766	105,697

				$1,281,191	$1,268,365

NOTE 10    STATUTORY RESERVES

In accordance with the PRC Companies Law, Hengfeng, the PRC subsidiary, is required to transfer 10% of its profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve until such reserve reached 50% of registered capital of the Company’s PRC subsidiaries.  The statutory surplus reserve is non-distributable.  No transfer to statutory surplus reserves has been made during the three months end March 31, 2011 and 2010 as such reserves reached 50% of the registered capital of Hengfeng.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11    EMPLOYEE BENEFITS

The full-time employees of the Company’s PRC subsidiary are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The Company’s PRC subsidiary is required to accrue for these benefits based on certain fixed percentages of the employees’ salaries in accordance with the relevant regulations and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the statements of income for such employee benefits amounted to $110,596 and $21,835 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 12    INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdictions in which they operate.

China Sports is subject to taxes in the U.S.

Kobe Sport, being incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.

Nam Kwong and Kobe Brand are subject to Hong Kong income tax on their taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for 2011 and 2010.

Hengfeng is subject to PRC income taxes.  On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.  Therefore, Hengfeng has been subject to an EIT rate of 25% on its taxable income for 2011 and 2010.

The Company’s provision for income taxes consisted of:

	Three Months Ended
	March 31,
	2011	2010

Current – PRC	$1,490,874	$752,216
Deferred	-	-

	$1,490,874	$752,216

A reconciliation of the provision for income taxes to the Company's effective income tax rate is as follows:

	Three Months Ended
	March 31,
	2011	2010

Pre-tax income	$5,883,021	$3,008,863
United States federal corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	2,000,227	1,023,013
Change in valuation allowance	21,878	-
Rate differential for PRC earnings	(535,263)	(270,797)
Non-deductible expenses	4,032	-

Provision for income tax	$1,490,874	$752,216

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12    INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:
	March 31, 2011	December 31, 2010

Net operating losses carried forward	$137,138	$115,260
Less: Valuation allowance	(137,138)	(115,260)

Net deferred tax assets	$-	$-

As of March 31, 2011 and December 31, 2010, the Company had $403,347 and $339,000 net operating loss carry forwards available to reduce future taxable income, respectively, which will expire in various years through 2031. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of March 31, 2011 and December 31, 2010.

The New EIT Law imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008.  Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of Hengfeng as of March 31, 2011 and December 31, 2010, since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

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

NOTE 13    EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended
	March 31,
	2011	2010

Net income available to China Sports stockholders (basic and diluted)	$4,124,757	$2,121,248

Weighted average number of shares:
- Basic and diluted	10,000,000	9,533,333

Net income per share
- Basic	$0.41	$0.22
- Diluted	$0.41	$0.22

On February 14, 2011, two shareholders returned a total of 2,250,000 shares of common stock to treasury.  However, the necessary procedures were not completed and therefore the transaction was deemed invalid and the shares were not returned.  These 2,250,000 shares of common stock were considered issued and outstanding throughout the quarter ended March 31, 2011.

CHINA SPORTS HOLDING COMPANY LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS MONDO ACQUISITION III, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14    RELATED PARTY TRANSACTIONS

	March 31,	December 31,
	2011	2010

Due to a related party:
Anding Lin, the Chief Executive Officer and Interim Chief Financial Officer of the Company	$403,347	$339,000

The amount due to Mr. Anding Lin was non-interest bearing, unsecured and without a fixed repayment date.

Guarantees for the Company’s loans
Fujian Jinjiang Chenli Yangli Hengfeng Shoe-Making Factory (the 6% minority shareholder of Hengfeng) provided guarantees for the Company’s short-term bank loan of $183,027 and $181,195 as of March 31, 2011 and December 31, 2010, respectively (See Note 9).

Mr. Qionglin Lin, the general manager of the Company, provided guarantees for the Company’s short-term bank loans of $1,281,191 and $1,268,365 as of March 31, 2011 and December 31, 2010, respectively (See Note 9).

NOTE 15	CERTAIN RISKS AND CONCENTRATIONS

Credit risk
As of March 31, 2011 and December 31, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2011 and 2010, all of the Company’s revenue arose in the PRC.  In addition, all accounts receivable as of March 31, 2011 and December 31, 2010 were due from customers located in the PRC.

As of March 31, 2011 and December 31, 2010, there was no customer who accounted for more than 10% of the accounts receivable of the Company.

There were no customers who accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2011.  There were two customers who accounted for 12% and 10% of the Company’s revenue for the three months ended March 31, 2010.  Except for the afore-mentioned, there was no other single customer who accounted for 10% or more of the Company’s revenue for the three months ended March 31 2010.

Concentration of suppliers
There was one subcontractor who accounted for 15.1% of the Company’s purchases for the three months ended March 31, 2011. There were two subcontractors who accounted for 22.3% and 14.6% of the Company’s purchases for the three months ended March 31, 2010. Except for the afore-mentioned, there was no other single subcontractor or supplier who accounted for 11% or more of the Company’s purchases for the three months ended March 31, 2011 or 2010.

NOTE 16    COMMITMENTS AND CONTINGENCIES

Lease commitments
The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2011 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2011	$72,406
- fiscal year ending December 31, 2012	6,355
- fiscal year ending December 31, 2013 and thereafter	-

Total	$78,761

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

Throughout the three months ended March 31, 2011 and 2010, all of the Company’s revenue was derived from China and all of its long-lived assets were located in China.

The Company’s major product categories are (1) sports shoes, which include casual shoes, basketball shoes, jogging shoes, skate board and other shoes, (2) sportswear and (3) accessories: sports bag, wristlet, basketball, travel bag, hat, sport socks, and scarf, etc. The following table sets out the analysis of the Company’s revenue by product:

	Three Months Ended
	March 31,
	2011	2010
Net revenue from external customers:
Sports shoes	$18,705,669	$7,444,205
Sportswear	10,698,486	6,371,739
Accessories	1,349,286	983,104

Total	$30,753,441	$14,799,048

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2011 and 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in the From 10-K for the year ended December 31, 2010. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

The Company, operating through its PRC subsidiary, Hengfeng, designs, develops, and manufactures “Kobe” brand shoes, sportswear and accessories in Jinjiang City, Fujian Province. Around 50% of the shoes are produced by Hengfeng internally, while the sportswear and accessories are outsourced to subcontractors. The Company incorporates innovated value-adding technology into its products, such as a perspiration absorption system, a 3D ventilation system and a polyurethane anti-crease system to satisfy the demands and tastes of our target consumers.

We distribute our products through retail stores, which sell our products exclusively. We derive all of our revenue from sales to our distributors that operate, either directly or indirectly through third parties, the retail stores that sell our products. These distributors may also engage authorized third-party retailers to operate the retail stores. We only have contractual relationships with our distributors, not with any authorized third-party retailers. We believe that the sale of our products through distributors has enabled us to grow by leveraging on their regional retail expertise and economies of scale. We provide our distributors retail policies and guidelines, training, advertising and marketing support to assist them to manage and expand the retail sales network.

We have a total of three self-owned stores as of March 31, 2011 to test the market.

The Company expects to increase the number of stores by at least 20% each year within the coming five years, and both the turnover and net profit would be increased accordingly.

The main focus of the Company is on second and third-tier cities with trendy consumers and professional athletes. The targeted customers are those within the 15 to 45-year old range, who are secondary school and university students that have a taste for fashion and middle-aged individuals that have a high purchase power and preference for quality. The products are mid-ranged priced functional sporting goods with high technical content.

The principal factor affecting our financial performance is the size of our sales network. The market demand is so material that the increase of the number of sales points within our sales network can proportionally raise our turnover and net profit. We plan to open more retail stores. They will be mainly operated by our distributors and some will be self-owned. Our turnover and net profit can be increased in line with the number of retail stores within our sales network.

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

The following tables set forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on these results.

	For the Three Months Ended March 31,
	2011	2010

NET REVENUE	$30,753,441	$14,799,048
Cost of goods sold	(22,689,307)	(10,582,313)

GROSS PROFIT	8,064,134	4,216,735

Operating expenses:
Selling expenses	(996,984)	(732,127)
General and administrative expenses	(1,194,356)	(542,536)
Total operating expenses	(2,191,340)	(1,274,663)

Income from operations	5,872,794	2,942,072

Other income (expenses):
Interest income	28,949	84,778
Interest expenses	(18,722)	(17,987)
Total other income	10,227	66,791

Income before income taxes	5,883,021	3,008,863
Provision for income taxes	(1,490,874)	(752,216)

Net income	4,392,147	2,256,647

Income attributable to non-controlling interests	(267,390)	(135,399)

Net income attributable to China Sports stockholders	$4,124,757	$2,121,248

Net Revenue:
	Three Months Ended
	March 31,		Change
	2011	2010
Net revenue from external customers:
Sports shoes	$18,705,669	$7,444,205	151%
Sportswear	10,698,486	6,371,739	68%
Accessories	1,349,286	983,104	37%

Total	$30,753,441	$14,799,048	108%

Net revenue increased by $15,954,393 or 108%, from $14,799,048 for the three months ended March 31, 2010 to $30,753,441 for the three months ended March 31, 2011.  Our overall net revenue increased mainly due to increasing recognition of the Kobe brand and the continuing improvement in product quality.  Also, the unit price of sports shoes increased from $10.71 in the first quarter of 2010 to $11.56 in the same period of 2011.  The sales quantities of major products during the first quarter of 2011 and 2010 were:-

	Three Months Ended March 31,
	2011	2010	Change

Skate board shoes (pairs)	715,800	328,707	118%
Basketball shoes (pairs)	346,065	119,216	190%
Jogging shoes (pairs)	294,450	105,174	180%
Casual shoes (pairs)	261,315	141,854	84%
Sportswear (unit)	1,216,656	737,742	65%

Cost of sales:

Cost of sales increased by $12,106,994, or 114%, from $10,582,313 for the three months ended March 31, 2010 to $22,689,307 for the three months ended March 31, 2011.  The percentage increase in cost of sales is higher than the increase in revenue due to increase in material costs during the period.

Gross profit:

Gross profit increased by $3,847,399 or 91%, from $4,216,735 for the three months ended March 31, 2010 to $8,064,134 for the three months ended March 31, 2011.  The percentage increase in gross profit is in line of the increase in revenue as mentioned above. The gross profit margin for the three months ended March 31, 2011 was 26.2%, which was lower than 28.5% for the three months ended March 31, 2010 as a result of increase in material costs during the period.

Selling expenses:

Selling expenses were $732,127 for the three months ended March 31, 2010, compared to $996,984 for the three months ended March 31, 2011.  The percentage increase in the selling expenses for the three months ended March 31, 2011 was 36% as compared to the three months ended March 31, 2010.

The selling expenses include salaries, shipping expenses, travelling expenses and advertising cost for products. In order to increase the market share, we carried out more advertising activities in 2011, which caused our advertisement expenditures to increase by $217,122 for the three months ended March 31, 2011.

Administrative expenses

Administrative expenses for the three months ended March 31, 2011 and 2010 were $1,194,356 and $542,536 respectively. Due to increased sales in 2011, all categories of administrative expenses increased accordingly, such as miscellaneous taxes, office expense, insurance, travelling expense and salaries. Also, legal and professional fees increased by $64,347 in the three months ended March 31, 2011 as compared to the same period in 2010. The increase was caused by higher administrative and professional fees associated with the Company being a public reporting company.

Income from operations:

Income from operation was $2,942,072 for the three months ended March 31, 2010, compared to $5,872,794 for the three months ended March 31, 2011.  The increase of $2,930,722, or 100%, was primarily the result of the increase in gross profit, offset by the increase in selling, general and administrative expenses described above.

Provision for income tax:

Income tax increased by $738,658 to $1,490,874 for the three months ended March 31, 2011 from $752,216 for the same period in 2010.  We incurred more tax expenses in 2011 because of the increase in taxable income.

Net income:

Net income increased by $2,135,500, or 95% to $4,392,147 for the three months ended March 31, 2011 from $2,256,647 for the same period of 2010, as a result of the factors described above.

Income attributable to non-controlling interests:

“Income attributable to non-controlling interests” was $135,399 for the three months ended March 31, 2010, compared to $267,390 for the three months ended March 31, 2011.  The increase of $131,991, or 97%, was primarily the result of the increase in income before “Income attributable to non-controlling interests” (or, “Net income”). It is calculated as the 6% share of the net income of Hengfeng for the current period ended March 31, 2011.

Net income attributable to China Sports stockholders:

“Net income attributable to China Sports stockholders” was $2,121,248 for three months ended March 31, 2010, compared to $4,124,757 for three months ended March 31, 2011, an increase of $2,003,509 or 94%, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our balance of cash and cash equivalents was $35,142,905.   As of December 31, 2010, our balance of cash and cash equivalents was $28,657,972.

The following table summarizes our cash flows for each of the periods indicated:

	Three months ended March 31,
	2011	2010
	(US$)
Net cash provided by operating activities	$6,818,030	$5,598,381
Net cash used in investing activities	(712,419)	(7,324,612)
Net cash provided by (used in) financing activities	64,347	(124,507)
Effect of exchange rate on cash and cash equivalents	314,975	9,519
Cash and cash equivalents at beginning of period	28,657,972	17,387,929
Cash and cash equivalents at end of period	$35,142,905	$15,546,710

Operating activities

For the three months ended March 31, 2011, cash provided by operating activities totaled $6,818,030 compared to $5,598,381 in the same period of 2010. This was primarily attributable to: i) net earnings of $4,392,147; and ii) a $4,885,192 accounts receivable decrease; offset by a $1,706,374 accounts payable decrease and a $650,558 income taxes payable decrease .

Investing activities

For the three months ended March 31, 2011, cash used by investing activities totaled $712,419 compared to $7,324,612 in the same period of 2010. This was attributable to purchase of property, plant and equipment of $712,419 in 2011 and deposit for land use rights of $7,324,612 in 2010.

Financing activities

For the three months ended March 31, 2011, we had net cash inflow of $64,347 from financing activities for advances from a related party.

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

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the useful lives of property and equipment and intangible assets and assumptions used in assessing impairment for long-term assets.

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

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a trouble debt restructuring For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Credit risk
As of March 31, 2011 and December 31, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2011 and 2010, all of the Company’s revenue arose in the PRC.  In addition, all accounts receivable as of March 31, 2011 and December 31, 2010 were due from customers located in the PRC.

As of March 31, 2011 and December 31, 2010, there was no customer who accounted for more than 10% of the accounts receivable of the Company.

There were no customers who accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2011.  There were two customers who accounted for 12% and 10% of the Company’s revenue for the three months ended March 31, 2010.  Except for the afore-mentioned, there was no other single customer who accounted for 10% or more of the Company’s revenue for the three months ended March 31 2010.

Concentration of suppliers
There was one subcontractor who accounted for 15.1% of the Company’s purchases for the three months ended March 31, 2011. There were two subcontractors who accounted for 22.3% and 14.6% of the Company’s purchases for the three months ended March 31, 2010. Except for the afore-mentioned, there was no other single subcontractor or supplier who accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2011 or 2010.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of March 31, 2011 as a result of continuing material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weaknesses described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the specific material weaknesses identified by the Company’s management were described as follows:

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

During the quarter ended March 31, 2011, we have not remediated the material weaknesses cited at December 31, 2010.

Remediation Initiative

Due to limited resources available in the region, we were unable to hire qualified personnel to establish sufficient internal audit functions and an audit committee before the end of the first quarter of 2011. Our management team is working on improving our internal control procedures and will try to recruit more qualified professionals in the near future.

PART II - OTHER INFORMATION

Item 6.    Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SPORTS HOLDING COMPANY LIMITED

Dated: May 23, 2011	By:	/s/Mendoza Anding Lin
Mendoza Anding Lin
President, Chief Executive Officer, Interim Chief Financial Officer and Chairman